Form 10QSB
period 2006-10-31
Eastern Exploration CO
filed 2006-12-13
CIK 1366309

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934
File Number 333-117114

For Period ended October 31, 2006
Commission File Number: 333-117114

EASTERN EXPLORATION COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial Classification Code Number #	I.R.S Employer Identification No.

Eastern Exploration Company
6588 Barnard Drive, Suite 40
Richmond, B.C. V7C 5R8
Telephone: 778-889-3091
(Address and Telephone Number of Issuer's Principal Executive Offices)

The Company Corporation
2711 Centerville Road, Suite 400
Wilmington, Delaware 19808
Telephone: 302-636-5440
Facsimile: 302-636-5454
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES __    NO  X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. YES __   NO __

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of December 7, 2006, the registrant had 14,175,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): YES __   NO  X

PART I - FINANCIAL INFORMATION - UNAUDITED		3

Item 1.	Financial Statements	3

	INTERIM CONSOLIDATED BALANCE SHEETS	3

	INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS	4

	INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5

	INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION		15

Item 1.	Legal Proceedings.	15

Item 2.	Changes in Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Submission of Matters to a Vote of Security Holders.	15

Item 5.	Other Information.	15

Item 6.	Exhibit and Reports on Form 8-K	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2006	April 30, 2006

ASSETS
CURRENT ASSETS
Cash	$2,328	$18,818

TOTAL ASSETS	$2,328	$18,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,000	$4,005
Due to related party	278	278

	$278	$4,283

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
14,175,000 shares of common stock	1,417	1,417
Additional paid-in capital	27,633	27,633
Deficit accumulated during the development stage	(29,000)	(14,515)

	50	14,535

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,328	$18,818

The accompanying notes are an integral part of these financial statements

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31, 2006 (Unaudited)	Six months ended October 31, 2006 (Unaudited)	Cumulative results of operations from August 26, 2005(date of inception) to October 31, 2006 (Unaudited)

EXPENSES

Office and general	$2,745	$4,412	$4,922
Professional fees	7,632	9,732	23,737
Delaware Taxes	341	341	341

NET LOSS	$(10,718)	$(14,485)	$(29,000)

BASIC NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,175,000	14,175,000

The accompanying notes are an integral part of these financial statements

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
FROM INCEPTION (AUGUST 26, 2005) TO OCTOBER 31, 2006

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Exploration Stage	Total

Balance, August 26, 2005	-	$-	$-	$-	$-

Common stock issued for cash at $0.0004 per share - October 21, 2005	10,000,000	1,000	3,000	-	4,000
Common stock issued for cash at $0.006 per share - October 21, 2005	1,858,333	186	10,964	-	11,150
Common stock issued for cash at $0.006 per share - December 2, 2005	1,075,000	107	6,343		6,450
Common stock issued for cash at $0.006 per share - January 31, 2006	1,241,667	124	7,326		7,450

Net loss for year ended April 30, 2006	-	-	-	(14,515)	(14,515)

Balance April 30, 2006	14,175,000	$1,417	$27,633	(14,515)	$14,535

Net loss for the 6 months ended October 31, 2006				(14,485)	(14,485)

Balance, October 31, 2006	14,175,000	$1,417	$27,633	$(29,000)	$50

All share amounts have been restated to reflect the 5 to1 split in March 16, 2006.

The accompanying notes are an integral part of these financial statements

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 months ended, October 31 2006	6 months ended October 31 2006	Cumulative results of operations from inception (August 26, 2005) to October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,718)	$(14,485)	$(29,000)

Adjustment to reconcile net loss to net cash used in operating activities
-accounts payable and accrued liabilities	(3,005)	(2,005)	2,000

NET CASH USED IN OPERATING ACTIVITIES	(13,723)	(16,490)	(27,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-		29,205
Related party advance	-		278

NET CASH PROVIDED BY FINANCING ACTIVITIES	-		29,328

NET INCREASE (DECREASE) IN CASH	(13,723)	(16,490)	2,328

CASH, BEGINNING OF PERIOD	16,051	18,818	-

CASH, END OF PERIOD	$2,328	$2,328	$2,328

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Eastern Exploration Company (the “Company”) is in the initial exploration stage that was organized to engage in the business of natural resource exploration in the Province of Newfoundland, Canada. The Company has a wholly owned subsidiary, 0736112 B.C. Ltd., which was incorporated on September 27, 2005 in the Province of British Columbia, Canada.

Principles of consolidation
The consolidated financial statements include the accounts of the company’s wholly owned subsidiary, 0736112 B.C. Ltd.

Going concern
The Company commenced operations on August 26, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended October 31, 2006 in the amount of $29,000. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Private Placement. As of October 31, 2006 the Company had issued 14,175,000 shares of the common stock in the capital of the Company and had received proceeds of $29,050.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on August 26, 2005 in the State of Delaware. The fiscal year end of the Company is April 30.

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principals on a basis consistent with those followed in the most recent audited financial statements.

Exploration stage company
The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards No.7.

Natural resource properties
Natural resource properties consist of exploration and mining concessions, options and contracts. Acquisitions, leasehold costs and exploration costs are expensed as incurred until independent feasibility study has determined that the property is capable of economic commercial production.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Financial instruments
All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share
Basic earnings(loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2006 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carryforwards.

Stock-based Compensation
SFAS No. 123 “Accounting for Stock-Based Compensation”., as issued by the Financial Accounting Standards Board (“FASB”), as amended by SFAS No.148 “Accounting for Stock-Based Compensation-transition and disclosure”, encourages the use of fair value based method of accounting for the stock-based employee compensation. SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (”APB 25”) and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or the fair value of the company’s stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. SFAS 123 allows but does not require that compensation cost resulting from the granting of stock options be measured and reported currently in the income statement and allocated over the remaining life of the option.

The Company has elected to follow APB 25 and provide the pro forma disclosures required under SFAS 123 with respect to stock options granted to employees. The Company will provide pro-forma information and expense information, respectively, as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB Interpretation No. 44, Accounting of Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25 (“Fin 44”), which provides guidance as to certain applications of APB 25. Fin 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

To October 31, 2006 the Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS 150 requires that financial instruments issued in the form that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. (“SFAS No. 123(R)”) which requires that the compensation cost relating to share-based payments, such as stock options and employee stock purchase plans, be recognized in financial statements based on the grant-date fair value of the award. SFAS No. 123(R) is effective for all interim periods beginning with the Company’s year end of April 30, 2006. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29 Accounting for Non-monetary Transactions”(“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets and adds exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operation.

In addition, the FASB and Emerging Issues Task Force (“EITF”) have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 (“Fin 46”), “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities (formerly referred to as “Special Purpose Entities”). The Interpretation is generally in effect for interim annual periods beginning after December 15, 2003.

In November 2002, the EITF reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliveries” (“EITF 00-21”). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES

The Company has acquired through its President, an option to purchase 100% undivided interest in a mining claim in the Ship Harbor Claim Block, Port Hope Simpson Area in Eastern Labrador, Newfoundland, Canada.

Under the claim agreement dated December 31, 2005, exploration expenditures are required as long as an interest is held in the claims, and minimum exploration expenditures of $12,500 and $45,000 are required on or before March 31, 2007 and 2008.

Upon exercise of the option, the Company agrees to pay its President, commencing July 1, 2008, the sum of $35,000 per annum as long as the Company holds an interest in the Claim.

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2006

NOTE 4 - STOCKHOLDERS EQUITY

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.

On October 21, 2005, the Company issued 10,000,000 common shares at $0.0004 per share to the sole director and President of the Company for net cash proceeds of $4,000 to the Company.

On October 21, 2005, the Company issued 1,858,333 common shares to several investors at $0.006 per share for net cash proceeds of $11,150 to the Company.

On December 2, 2005, the Company issued 1,075,000 common shares to several investors at $0.006 per share for net cash proceeds of $6,450 to the Company.

On January 31, 2006, the Company issued 1,241,667 common shares to several investors at $0.006 per share for net cash proceeds of $7,450 to the Company.

On March 16, 2006 the Company’s shareholders approved a forward split on its common stock of five (5) shares for one (1) share of existing stock for shareholders of record on March 16, 2006. The number of common stock shares outstanding increased from 2,835,000 to 14,175,000.

As of July 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company entered into an option agreement to purchase mining claims (note 3), the annual payments will be made to the sole director and President.

Eastern Exploration Company owes the sole director and President of the Company $278. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

On November 2, 2006 Eastern Exploration Company filed a voluntary dissolution of its subsidiary company, 0736112 B.C. Ltd. A Certificate of Dissolution was issued accordingly by the Registrar of Companies, Province of British Columbia, Canada This Certificate of Dissolution is dated November 2, 2006.

NOTE 6 - INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of October 31, 2006 the Company had a net operating loss carry forwards of approximately $29,000 that may be available to reduce future years’ taxable income and will expire in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carryforwards.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Plan of Operations

In General

We intend to commence operations as an exploration stage company. We will be engaged in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in one mineral claim known as the Ship Harbour Claim Block. There is no assurance that a commercially viable mineral deposit exists on the Ship Harbour claim.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We have not yet commenced the initial phase of exploration on the Ship Harbour claim.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program.  Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Ship Harbour claim in order to ascertain whether it possesses economic quantities of copper, nickel and cobalt.  There can be no assurance that an economic mineral deposit exists on the Ship Harbour claim until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Ship Harbour claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Location, Access and Description

The Ship Harbour claim is located in the Port Hope Simpson area, on the coast of Labrador, approximately 25 kilometers southeast of the community of Charlottetown, immediately south of Occasional Harbour. The claim block consists of eleven claims and is identified by Map Staked License 011334M. Beginning at the northeast corner of the herein described parcel of land, and said corner having UTM coordinates of 5832500 north, 584000 east of Zone 21; thence south 500 meters, thence east 500 meters, thence south 1000 meters, thence west 2000 meters, thence north 1500 meters, thence east 1500 meters to the point of beginning. (All bearings are referred to the UTM grid, Zone 21.)

Access to the claim block is via helicopter out of Charlottetown, as there are no roads for ground vehicles, and motorboat and fixed-wing aircraft can not land on the rugged coastline of the property. There is no electrical power available on the property.

The Ship Harbour area is characterized by undulating hills and varies from heavily wooded to open moss and shrub covered terrain inland of the coastline. The coastal areas are steep, rugged and are typically 100% rock exposure. Access to many areas, particularly along the tide level is difficult or impossible. Elevation ranges from approximately 270 meters above sea level in the northern part of the claim block, to sea level along the coastal areas.

Plan of Operation - Next Twelve Months

Based on previous studies done on the area, the Company plans to undertake an initial exploration program consisting of two phases.  The first phase would consist of geological mapping, prospecting and geochemical sampling. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.  Geochemical sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.

The first phase is estimated to cost $12,500 as described below.
Budget - Phase I
Mobilization/Demobilization	5,000
Geologist	1,500
Geotechnician	1,200
Equipment rental	500
600
3,000
500
200

Total	$12,500

The second phase would consist of a follow-up of the initial stage geological mapping and include a detailed geophysical survey.  As much of the property remains unmapped, the entire claim block would be flown by airborne magnetic and electromagnetic surveys. Horizontal loop electromagnetic (HLEM) surveying should be carried out over the entire claim block wherever possible. This will help determine the probability of sulphide mineralization occurring within the claim block. Also HLEM surveying and ground magnetic surveying would need to be carried out over any areas of positive results from airborne surveying.

The second phase would cost approximately $45,000 as outlined below.

Budget - Phase II
Mobilization\Demobilization	10,000
Airborne MAG-EM Survey	15,000
Horizontal Loop Electromagnetic Survey	9,500
Data Reduction and Report	2,500
Administration Fees and Taxes	8,000

Total	$45,000

We plan to commence the phase one exploration program on the Ship Harbour claim in the Summer of 2007.  The program and follow-up report should take approximately one month to complete.  Contingent on this offering, we will then undertake the phase two work program during the Fall of 2007.  This program will take approximately one month to complete.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for either of these exploration programs.

In addition, contingent on this offering, we anticipate spending an additional $15,000 on administrative fees over the next twelve months, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $72,500. As such, we will require additional funding in order to proceed with the first and second phase of exploration on the Ship Harbour claim.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We currently do not have any arrangements in place for any future equity financing or loans.

Liquidity and Capital Resources

As of the date of this report, we have $2,328 of cash available we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock.

From the date of inception (August 26, 2005) to October 31, 2006 the Company has recorded a net loss of $29,000, of which were expenses relating to the initial development of the Company and costs associated with the Registration Statement filed on Form SB-2 by the Company between July 2006 and September 2006. The Registration Statement was deemed effective on September 5, 2006.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, other than the below described “Ship Harbour Claim Purchase Agreement,” the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Ship Harbour Claim Purchase Agreement

On December 31, 2005, Eastern Exploration Company (“the Company”) entered into an Option to Purchase Agreement with Anthony Tai, our officer and director, who is the sole beneficial owner of 100% of the mineral claims identified by Map Staked License 011334M located on the Ship Harbour Claim Block, Port Hope Simpson Area in Eastern Labrador, in the Province of Newfoundland and Labrador, Canada. The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claim upon satisfying certain terms and conditions.

The option to acquire the claim is contingent on the Company incurring exploration costs on the claims of a minimum of $12,500 (Canadian) on or before March 31, 2007; as well as the Company incurring exploration costs on the claims of a further $45,000 (for aggregate minimum exploration costs of $57,500) on or before March 31, 2008. Upon exercise of the option, the Company agrees to pay the seller, Anthony Tai, our officer and director, the sum of $35,000 per annum, commencing July 1, 2008, for so long as the Company holds any interest in the claims.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There are no employees of the Company, excluding the current President and Director, Anthony Tai, of the corporation.

Item 3. Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.	Not applicable.
Item 2.	Not applicable.
Item 3.	Not applicable.
Item 4.	Not applicable.
Item 5.	Not applicable.
Item 6.	Not applicable.

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastern Exploration Company .

Dated: December 7, 2006	/s/ Anthony Tai

Chief Executive Officer and
Chief Financial Officer