Form 10QSB/A
period 2006-10-31
Eastern Exploration CO
filed 2007-02-12
CIK 1366309

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)

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
YES  X    NO __

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

Eastern Exploration Company .

Dated: February 12, 2007	/s/ Anthony Tai

Chief Executive Officer and
Chief Financial Officer