Form 10QSB
period 2007-01-31
Eastern Exploration CO
filed 2007-03-15
CIK 1366309

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934
File Number 333-117114

For Period ended January 31, 2007
Commission File Number: 333-117114

EASTERN EXPLORATION COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial Classification Code Number #	I.R.S Employer. Identification No.

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
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court. Yes              No

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of March 6, 2007, the registrant had 14,175,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes             No   X

"TABLE OF CONTENTS"

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2007	April 30, 2006

ASSETS
CURRENT ASSETS
Cash	$205	$18,818

TOTAL ASSETS	$205	$18,818

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,000	$4,005
Due to related party (Note 5)	4,311	278

	6,311	4,283

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 14,175,000 shares of common stock	1,417	1,417
Additional paid-in capital	27,633	27,633
Deficit accumulated during the development stage	(35,156)	(14,515)

	(6,106)	14,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205	$18,818

The accompanying notes are an integral part of these financial statements

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31, 2007 (Unaudited)	Three months ended January 31, 2006 (Unaudited)	Nine months ended January 31, 2007 (Unaudited)	From inception August 26, 2005 to January 31, 2006 (Unaudited)	Cumulative results of operations from August 26, 2005 (date of inception) to January 31, 2007 (Unaudited)

EXPENSES

Office and general	$1,388	$48	$6,142	$147	$6,652
Professional fees	4,767	10,000	14,499	10,000	28,504

NET LOSS	$(6,155)	$(10,048)	$(20,641)	$(10,147)	$(35,156)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,175,000	12,266,560	14,175,000	8,063,607

The accompanying notes are an integral part of these financial statements

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
FROM INCEPTION (AUGUST 26, 2005) TO JANUARY 31, 2007

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Exploration Stage	Total

Balance, August 26, 2005	-	$-	$-	$-	$-

Common stock issued for cash at $0.0004 per share - October 21, 2005	10,000,000	1,000	3,000	-	4,000
Common stock issued for cash at $0.006 per share - October 21, 2005	1,858,333	186	10,964	-	11,150
Common stock issued for cash at $0.006 per share - December 2, 2005	1,075,000	107	6,343		6,450
Common stock issued for cash at $0.006 per share - January 31, 2007	1,241,667	124	7,326		7,450

Net loss for year ended April 30, 2006	-	-	-	(14,515)	(14,515)
Balance April 30, 2006	14,175,000	1,417	27,633	(14,515)	14,535

Net loss for the 9 months ended January 31, 2007				(20,641)	(20,641)

Balance, January 31, 2007	14,175,000	$1,417	$27,633	$(35,156)	$(6,106)

All share amounts have been restated to reflect the 5 to1 split in March 16, 2006. (Refer to note 4)

The accompanying notes are an integral part of these financial statements

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended, January 31, 2007	Three months ended January 31, 2006	Nine months ended January 31, 2007	From inception August 26, 2005 to January 31, 2006	Cumulative results of operations from inception (August 26, 2005) to January 31, 2007

Cash Flows From Operating Activities
Net loss	$(6,155)	$(10,048)	$(20,641)	$(10,147)	$(35,156)
Adjustment to reconcile net loss to net cash used in operating activities -accounts payable and accrued liabilities	-	-	(2,005)	-	2,000

Net Cash Used In Operating Activities	(6,155)	(10,048)	(22,646)	(10,147)	(33,156)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	13,900	-	29,050	29,050
Related party advance	4,033	-	4,033	278	4,311

Net Cash Provided By Financing Activities	4,033	13,900	4,033	29,328	33,361

Net Increase (Decrease) In Cash	(2,122)	3,852	(18,613)	19,181	205

Cash, Beginning Of Period	2,328	15,329	18,818	-	-

Cash, End Of Period	$205	$19,181	$205	$19,181	$205

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2007

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Eastern Exploration Company (the “Company”) is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of Newfoundland, Canada. The Company had a wholly owned subsidiary, 0736112 B.C. Ltd., which was incorporated on September 27, 2005 in the Province of British Columbia, Canada.

On November 2, 2006 Eastern Exploration Company filed a voluntary dissolution of its subsidiary company, 0736112 B.C. Ltd. A Certificate of Dissolution was issued accordingly by the Registrar of Companies, Province of British Columbia, Canada.  This Certificate of Dissolution is dated November 2, 2006.

Principles of consolidation
The consolidated financial statements include the accounts of the company’s wholly owned subsidiary, 0736112 B.C. Ltd. to the date of dissolution.

Going concern
The Company commenced operations on August 26, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended January 31, 2007 in the amount of $35,156. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The outcome of these matters cannot be predicted at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the company be unable to continue in business. The Company is funding its initial operations by way of Private Placement. As of January 31, 2007 the Company had issued 14,175,000 shares of the common stock in the capital of the Company and had received proceeds of $29,050.

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

JANUARY 31, 2007

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at January 31, 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carryforwards.

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

To January 31, 2007 the Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

EASTERN EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2007

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

JANUARY 31, 2007

NOTE 4 - CAPITAL STOCK

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

As of January 31, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company entered into an option agreement to purchase mining claims (note 3), the annual payments will be made to the sole director and President.

Eastern Exploration Company owes the sole director and President of the Company $4,311. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

NOTE 6 - INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of January 31, 2007 the Company had a net operating loss carry forwards of approximately $35,156 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carryforwards.

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

The first phase is estimated to cost $12,500 as described below.

Budget - Phase I
Mobilization/Demobilization		$5,000
Geologist	3 days @ $500/day	$1,500
Geotechnician	3 days @ $400/day	$1,200
Equipment rental	Fuel, Food, Field Supplies	$500
	Assays 20 @ $30 each	$600
	Helicopter 3 hour @ $1,000	$3,000
	Report	$500
	Filing Fees	$200

Total		$12,500

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

The second phase would cost approximately $45,000 as outlined below.

Budget - Phase II
Mobilization\Demobilization	$10,000
Airborne MAG-EM Survey	15,000
Horizontal Loop Electromagnetic Survey	9,500
Data Reduction and Report	2,500
Administration Fees and Taxes	8,000

Total	$45,000

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

In addition, contingent on this offering, we anticipate spending an additional $10,000 on administrative fees over the next twelve months, including fees payable in connection with maintaining the status of a reporting company as defined by the Securities and Exchange Commission (SEC).

Total expenditures over the next 12 months are therefore expected to be $67,500. As such, we will require additional funding in order to proceed with the first and second phase of exploration on the Ship Harbour claim.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We currently do not have any arrangements in place for any future equity financing or loans.

Liquidity and Capital Resources

As of the date of this report, we have $205 of cash available. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

The failure to secure adequate outside funding within the next sixty days would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock.

From the date of inception (August 26, 2005) to January 31, 2007 the Company has recorded a net loss of $35,156, which were expenses relating to the initial development of the Company, costs associated with the Registration Statement filed on Form SB-2 by the Company between July 2006 and September 2006, and fees associated with maintaining the reporting company status as defined by the SEC.

The Company has current liabilities of $6,311, of which $2,000 is accounts payable and $4,311 is due to a related party that has no definite repayment terms, no security or accruing interest. If we are unable to secure adequate funds to satisfy our accounts payable liabilities we may not be able to continue as a going concern resulting in a complete loss of all proceeds invested into the Company.

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

Eastern Exploration Company .

Dated: March 15, 2007	/s/ Anthony Tai
Chief Executive Officer and
Chief Financial Officer