Form 10KSB
period 2007-04-30
MAX ENTERTAINMENT HOLDINGS, INC.
filed 2007-08-14
CIK 1366309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended April 30, 2007.

 Transition report under Section 13 or 15(d) of the securities exchange act of 1934

MAX ENTERTAINMENT HOLDINGS, INC.
(Exact name of small business issuer in its charter)

Delaware	333-11714	N/A
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

6588 Barnard Drive, Suite 40

Richmond, BC V7C 5R8
(Address of principal executive offices)

Issuer's telephone number: 778-889-3091

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. 

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $83,942,322 (as of 5/17/2007, following a forward split of the common stock: 27,980,774 common shares sold @ $3.00 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2007, the issuer had 67,980,774 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___; No ___

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Information

The Company was incorporated on August 26, 2005 in the State of Delaware as Eastern Exploration Corporation. On June 6, 2007 Eastern Exploration Corporation purchased substantially all of the assets of Max Entertainment Group, S.A., a Swiss corporation ("Max S.A."). Following the consummation of the asset purchase, Eastern Exploration Corporation changed its name to Max Entertainment Holdings, Inc. ("Max Entertainment").

As of April 30, 2007, we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position. See Note 1 of our financial statements.

We have a total of 75,000,000 authorized common shares with a par value of $0.0001 per share and 14,175,000 common shares issued and outstanding as of April 30, 2007.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 4,175,000 shares of our common stock on behalf of our selling shareholders.

Business Development

Max has no revenues and limited operations. We have sustained losses since inception, August 26, 2005, to April 30, 2007 of $40,535 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

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

Max has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. The Company, its directors, officers, affiliates and promoters have not and do not presently intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Business of Issuer

Max Entertainment engages in the business of promoting and staging "ultimate fighting" style events in Europe. "MAX" stands for Martial Arts X-treme - a relatively new discipline within the martial arts community. The type of martial arts MAX promotes is a hybrid of two fighting disciplines commonly known as "ultimate fighting" and "mixed martial arts." MAX combines different aspects of those two disciplines, and others, to create a new concept and form of martial arts competition.

Max S.A. operated throughout Europe, prior to the Company purchasing its assets, where it, and its management, developed an excellent track record of promoting and staging of martial arts related "fighting" contests. Due to this experience and track record the name Max Entertainment, its management and the MAX fighting discipline are well known throughout the European "ultimate fighting" community.

Recently Max Entertainment entered into a strategic alliance with "G4 Productions" ("G4"). G4 is a popular "mixed martial arts" association. This strategic alliance will allow Max Entertainment to broaden its promotional activities throughout Europe and the world and creates the potential for the development of a large brand in a sport with a high worldwide growth potential. The alliance also enables European-wide marketing and merchandising opportunities and is the first step in an intended aggressive growth campaign being embarked upon by Max Entertainment.

Patents and Trademarks

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Research and Development Activities and Costs

Max has spent no time in the last two fiscal years on specialized research and development activities, and has no plans to undertake any research or development in the future.

Employees and Employment Agreements

At this time Max has no employees. The officers and directors are donating their time to the development of the company and intend to do whatever work is necessary in order to bring us to the point of being able to implement our business plan.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

Reports to Security Holders

Max will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K or 10-KSB, and quarterly reports on Form 10-Q or 10-QSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Max and filed with the SEC at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Max's principal place of business and corporate offices is located at 6588 Barnard Drive, Suite 40, Richmond, B.C. V7C 5R8, and our phone number is (778) 889-3091.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in Securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 22, 2007, a major shareholder, owning approximately 70% of the Company's issued and outstanding shares, consenting in writing, in lieu of a special meeting of the shareholders, to approve the forward split of the Company's common stock on a 1 old share for 4 new shares basis.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "MXEH".

Our stock was first quoted on May 21, 2007, and since then has had a high bid of $4.20 and a low bid of $2.60. The high and low bid information was obtained from www.nasdaq.com. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 30, 2007, we have 14,175,000Shares of $0.0001 par value common stock issued and outstanding held by 349 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, 100 First Avenue South, Suite 212, St. Petersburg, FL 33701.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2007.

ITEM 6. PLAN OF OPERATION

Results of Operations

We have generated no revenues since inception and have incurred $40,535 in expenses through April 30, 2007.

The following table provides selected financial data about our company for the year ended April 30, 2007.

Balance Sheet Data: 4/30/07

------------------------- -------------

Cash                                 $      156

Total assets                       $      156

Total liabilities                   $  11,641

Shareholders' equity          $     156

Cash provided by financing activities for the year ended April 30, 2007 was $ 6,363.

Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

We are a start-up, development-stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. That is because we have not generated any revenues to date, and no revenues are anticipated until we begin receiving income from our business plan, and there is no assurance that we will ever reach this point.

Accordingly, we may have to raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. As of April 30, 2007, we had cash on hand of $156. This may not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

Over the course of the next twelve months Max Entertainment intends to implement the following portions of its plan of business development and operations: more fully develop the relationship with G4; explore potential additional alliances and/or business combinations with other entertainment and/or martial arts related companies; organize, promote and manage in excess of ten (10) mixed martial arts events throughout Europe; organize, promote and manage a "Martial Arts X-treme Championship" event; ; assemble, train and manage a stable of MAX fighters; develop a MAX collection of sportswear and casual clothing to be marketed through an "online" marketplace and also to be sold in gyms; broadcast MAX events via Max Entertainment's websites located at www.max-holdings.com and www.maxfighters.com; license, to gyms, Max Entertainment's marks and other intellectual property; begin development of a MAX computer/video game product; and to start developing a "Martial Arts X-treme" television reality show.

The plan of operations set forth above is intended to broaden the scope of Max Entertainment's exposure through the increased development, promotion and management of MAX events, merchandise and multi-media offerings. The intended effect is to increase Max Entertainment's revenues across a broader spectrum of events, products and licensing opportunities. The anticipated increase in revenues will in turn allow Max Entertainment to further expand its offerings of products and events across a broader geographic market.

If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Max Entertainment.

If we are unable to pay for our expenses because we don't have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations.

We do not intend to hire any employees at this time.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services, supplies, and equipment.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

We cannot guarantee that we will have enough funds to forward our business plan. If that is the case, we will attempt to raise additional money by way of loans from officers of the company, loans from third-parties, and/or sale(s) of additional securities. Additional equity financing would result in additional dilution to our existing shareholders.

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Since inception of the Company on August 2, 2005 to April 30, 2007, the Company has issued 10,000,000 common shares at $0.0004 and 4,175,000 common shares at $0.006 per share for total proceeds of $1,417. This was accounted for as an acquisition of shares.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of April 30, 2007, our total assets were $156 and our total liabilities were $11,651.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $40,535 from inception to April 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at April 30, 2007, we had working capital of $156. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

a) Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

c) Financial Instruments

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

d) Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

e) Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at April 30, 2006 the Company had net operating loss carry-forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry-forwards.

f) Stock-based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", as issued by the Financial Accounting Standards Board ("FASB"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - transition and disclosure", encourages the use of the fair value based method of accounting for stock-based employee compensation. SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or fair value of a company's stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. SFAS 123 allows but does not require that compensation cost resulting from the granting of stock options be measured and reported currently in the income statement and allocated over the remaining life of the option.

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

The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

To April 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

g) Off Balance-sheet Arrangements

The Company has no off balance-sheet arrangements.

h) Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

i) FASB Statements:

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after the Company's year end of April 30, 2006. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special -Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS.

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENT OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Max Entertainment Holdings, Inc

(Formerly Eastern Exploration Company)

We have audited the accompanying balance sheet of Max Entertainment Holdings, Inc as of April 30, 2007 and April 30, 2006, and the related statements of operations, stockholders' equity and cash flows through April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Entertainment Holdings, Inc as of April 30, 2007 and April 30, 2006 and the results of its operations and its cash flows through April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenue and has an accumulated deficit of $40, 535 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

August 14, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
	April 30, 2007	April 30, 2006
ASSETS
CURRENT ASSETS
Cash	$ 156	$ 18,818

TOTAL ASSETS	156	18,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	5,000	4,005
Due to related party (Note 6)	6,641	278

	11,641	4,283

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
14,175,000 shares of common stock	1,417	1,417
Additional paid-in capital	27,633	27,633
Deficit accumulated during the exploration stage	(40,535)	(14,515)

	(11,485)	14,535

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 156	$ 18,818

Commitments (Note 3)

Subsequent events (Note 5)

_______________________

Sole Director

The accompanying notes are an integral part of these financial statements

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended April 30, 2007	Period from August 26, 2005 (date of inception) to April 31, 2006	Cumulative results of operations from August 26, 2005 (date of inception) to April 30, 2007

EXPENSES

Office and general	$ 6,202	$ 510	$ 6,712
Professional fees	19,818	14,005	33,823

NET LOSS	$ (26,020)	$ (14,515)	$ (40,535)

BASIC AND DILUTED NET LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,175,000	10,229,301

The accompanying notes are an integral part of these financial statements

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (AUGUST 26, 2005) TO APRIL 30, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, August 26, 2005	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.0004 per share
- October 21, 2005	10,000,000	1,000	3,000	-	4,000
Common stock issued for cash at $0.006 per share - October 21, 2005	1,858,333	186	10,964	-	11,150
Common stock issued for cash at $0.006 per share - December 2, 2005 Common stock issued for cash at $0.006 per share - January 31, 2007	1,075,000 1,241,667	107 124	6,343 7,326	- -	6,450 7,450

Net loss for period ended April 30, 2006	-	-	-	(14,515)	(14,515)
Balance April 30, 2006		1,417	27,633	(14,515)	14,535
Net loss for the year ended April 30, 2007	14,175,000			(26,020)	(26,020)
Balance, April 30, 2007	14,175,000	$ 1,417	$ 27,633	$ (40,535)	$ (11,485)

All share amounts have been restated to reflect the 5 to1 split in March 16, 2006. (Refer to note 4)

The accompanying notes are an integral part of these financial statements

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30, 2007	Period from August 26, 2005 (date of inception) to April 30, 2006	Cumulative results of operations from inception (August 26, 2005) to April 30, 2007

Cash Flows From Operating Activities
Net loss	$ (26,020)	$ (14,515)	$ (40,535)
Adjustment to reconcile net loss to net cash used in operating activities
-accounts payable	(4,005)	4,005	-
-accrued liabilities	5,000	-	5,000

Net Cash Used In Operating Activities	(25,025)	(10,510)	(35,535)

Cash Flows From Financing Activities
Proceeds from sale of common stock Related party advance	- 6,363	29,050 278	29,050 6,641

Net Cash Provided By Financing Activities	-	29,328	35,691

Net Increase (Decrease) In Cash	(18,662)	18,818	156

Cash, Beginning Of Period	18,818	-	-

Cash, End Of Period	$ 156	$ 18,818	$ 156

Supplemental cash flow information and noncash financing activities:

Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Eastern Exploration Company (the "Company") is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of Newfoundland, Canada. The Company has a wholly owned subsidiary, 0736112 B.C. Ltd., which was incorporated on September 27, 2005 in the Province of British Columbia, Canada.

On November 2, 2006 Eastern Exploration Company filed a voluntary dissolution of its subsidiary company, 0736112 B.C. Ltd. A Certificate of Dissolution was issued accordingly by the Registrar of Companies, Province of British Columbia, Canada. This Certificate of Dissolution is dated November 2, 2006.

Max Entertainment Holdings SA entered into a asset purchase agreement with Eastern Exploration Company upon completion of the agreement the "Company" changed its name to Max Entertainment Holdings Inc

Principles of consolidation

The consolidated financial statements include the accounts of the company's wholly owned subsidiary, 0736112 B.C. Ltd. to the date of dissolution.

Going concern

The Company commenced operations on August 26, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended April 30, 2007 in the amount of $40,535. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of Private Placement. As of April 30, 2007 the Company had issued 14,175,000 shares of the common stock in the capital of the Company and had received proceeds of $29,050.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on August 26, 2005 in the State of Delaware. The fiscal year end of the Company is April 30.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles.

Exploration Stage Company

The Company is considered to be in the exploration stage.

Natural resource properties

Natural resource properties consist of exploration and mining concessions, options and contracts. Acquisitions, leasehold costs and exploration costs are expensed as incurred until independent feasibility study has determined that the property is capable of economic commercial production.

Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

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

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at April 30, 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carryforwards.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at April 30, 2007 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded date.

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements " ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The Financial Accounting Standards Board has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES

The Company has acquired through its President, an option to purchase 100% undivided interest in a mining claim in the Ship Harbour Claim Block, Port Hope Simpson Area in Eastern Labrador, Newfoundland, Canada.

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

On March 30, 2007 the President extended the option agreement for the required exploration expenditure of $12,500. This extension is to May 31, 2007. An extension option agreement was issued on April 2, 2007. It stipulates that no further extension will be granted after May 31, 2007 should the commitments not be met by Eastern Exploration, Inc.

On May 31, 2007 the option agreement terminated and the Company no longer had the property, Ship Harbour Claim Block, Port Hope Simpson Area in Eastern Labrador, Newfoundland, Canada.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

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

Max Entertainment Holdings Inc

(Formerly Eastern Exploration Company)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

On April 30, 2006, the Company issued 1,241,667 common shares to several investors at $0.006 per share for net cash proceeds of $7,450 to the Company.

On March 16, 2006 the Company's shareholders approved a forward split on its common stock of five (5) shares for one (1) share of existing stock for shareholders of record on March 16, 2006. The number of common stock shares outstanding increased from 2,835,000 to 14,175,000.

As of April 30, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - SUBSEQUENT EVENTS

Effective May 17, 2007 ("Record Date") the Company declared and paid a stock dividend of 3 shares of the Corporation's previously unissued common stock, with a par value of $0.0001 per share.

On June 6, 2007, the Company entered into an Asset Purchase Agreement with Max Entertainment Group, SA. Under the terms of the agreement the Company will acquire certain assets of Max in exchange for 11,280,774. The agreement closed on June 8, 2007.

Anthony Tai resigned as President and CEO of the Company on June 11,2007 and Mr. Daniel Kilian was appointed as the new CEO of Eastern Exploration Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company entered into an option agreement to purchase mining claims (note 3), the annual payments will be made to the sole director and President.

The President extended the option agreement to purchase the mining claims (note 3) up to May 31, 2007.

The Company was unable to meet its obligation as per the option agreement and therefore the Company no longer owns the property The Option agreement was terminated on May 31, 2007.

Eastern Exploration Company owes the sole director and President of the Company $6,641. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

NOTE 7 - INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of April 30, 2007 the Company had a net operating loss carry forwards of approximately $40,535 that may be available to reduce future years' taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carryforwards.

Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 31, 2007, the Registrant's principal accountant, MacKay, LLP, resigned its position as the principal accountants for the Company, formerly known as Eastern Exploration Corporation.

i) The reports prepared by MacKay, LLP on the financial statements of the Company for the period from inception on August 26, 2005 to April 30, 2006, and the interim period through January 31, 2007, have not contained any adverse opinion or disclaimer of opinion, or were qualified as to uncertainty, audit scope, or accounting principles.

ii) The resignation of the accountants was accepted by the Board of Directors July 31, 2007.

iii) For the period of inception to April 30, 2006, and during the interim period through January 31, 2007, there were no disagreements with MacKay, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that if such disagreement had not been resolved to the satisfaction of MacKay, LLP, would have caused MacKay, LLP to make a reference to the subject matter of the disagreement in connection with its report.

On August 7, 2007, the Company retained the services of Moore & Associates, Chartered Accountants and Advisors to act as its principal accountant. The Company has not consulted with the new accountants regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered, nor has it consulted the new accountant on any matter that was the subject of a disagreement.

The above information was submitted to the SEC in a Form 8-K filed on August 8, 2007.

Item 8A - Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 8B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and director is set forth below:

Name and Address Age Position(s)

Daniel Kilian 34 CEO, CFO, Director

Mr. Kilian has held his offices/positions since June 11, 2007 and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Daniel Kilian has more than 10 years experience as entrepreneur in financial companies. From 2006 to the present, Mr. Kilian was on the Supervisory Board and Co-Founder of MAX Entertainment Group S.A. in Switzerland. He was responsible for business development, financial planning, development of business strategy and the company's business model. From 2004 until 2006 Mr. Kilian was the product manager of a credit card company in Switzerland. He represented the company at different European banks. He was responsible for customer services, including quality assurance, public relation and marketing. He created a new customer card system linked with a European affiliate system. From 1996 until 2004, Mr. Kilian was the founder and principal owner of a property company. He established a network of more than 200 sales agents for special properties across Europe, including the development and marketing of hotel projects in South Africa and Europe.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a corporate code of ethics.

Item 10 - Executive Compensation

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees is party to any employment agreements.

-----------------------------------------------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Anthony Tai*	2006	0	0	0	0	0	0	0	0
Daniel Kilian	2007	0	0	0	0	0	0	0	0
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Nuimber of Securities Underlying Unexersied Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercisaed Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Anthony Tai*	0	0	0	0	0	0	0	0	0
Daniel Kilian	0	0	0	0	0	0	0	0	0
EXECUTIVE COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony Tai	0	0	0	0	0	0	0
Daniel Kilian	0	0	0	0	0	0	0

*Mr. Anthony Tai resigned his positions as officer and director of the Company on June 11, 2007.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address No. of Percentage

Beneficial Owner Shares of Ownership

Anthony Tai 40,000,000 70.55%

Daniel Kilian 0 0%

-------------------------

All Officers and

Directors as a Group 0 0%

Item 12 - Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

1.	Any of our directors or officers;

2.	Any person proposed as a nominee for election as a director;

3.	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

4.	Our sole promoter, Anthony Tai;

5.	Any member of the immediate family of any of the foregoing persons.

Item 13 - Exhibits

The following exhibits are included with this filing:

Exhibit

Number Description

3(i) Articles of Incorporation*

3(ii) Bylaws*

31.1 Rule 13a-14(a)/15d-14(a) Certification

32.1 Section 1350 Certification

* Included in our SB-2 filing under Commission File Number 333-136134

Item 14 - Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2007: $ 10,000

2006: $ 10,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2007: $ 0

2006: $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2007: $ 0 Nature of Services: None (see note below)

2006: $ 0 Nature of Services: None (see note below)

Preparation of the Company's corporate tax return for the fiscal year ended April 30, 2007 is currently underway.  Preparation of the corporate tax return for the period ended April 30, 2006, was not performed by the principal accountant.

All Other Fees:

2007: $ 0.00

2006: $ 0.00

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007 Max Entertainment Holdings, Inc.

By:

/s/ Daniel Kilian

Daniel Kilian, President and

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2007

By:

/s/ Daniel Kilian

Daniel Kilian, Director, President,

Principal Executive Officer, Principal Financial Officer