Form 10QSB
period 2007-07-31
MAX ENTERTAINMENT HOLDINGS, INC.
filed 2007-09-21
CIK 1366309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2007
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 333-103621

MAX ENTERTAINMENT HOLDINGS, INC.
DELAWARE	333-11714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6588 Barnard Drive, Suite 40
Richmond, BC V7C 5R8
(Address of principal executive offices)

(778) 889-3091
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X] No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2007, the Company had 25,455,774 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

MAX ENTERTAINMENT HOLDINGS, INC.
(formerly Eastern Exploration Company)
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
	July 31, 2007	April 30, 2007

ASSETS
CURRENT ASSETS
Cash	$5,643	$156

TOTAL ASSETS	$5,643	$156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,067	$5,000
Due to related party (Note 8)	35,000	6,641
Accrued Liabilities	5,000
Total Current Liabilities	63,067	11,641

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 25,455,774 shares of common stock	2,546	1,417
Additional paid-in capital	35,000	27,633
Deficit accumulated during the development stage	(93,115)	(40,535)

	(55,569)	(11,485)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,643	$156

The accompanying notes are an integral part of these financial statements

MAX ENTERTAINMENT HOLDINGS, INC.
(Formerly Eastern Exploration Company)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended July 31, 2007 (Unaudited)	Cumulative results of operations from August 26, 2005 (date of inception) to July 31, 2007 (Unaudited)

EXPENSES

Office and general	$17,333	$24,045
Professional fees	35,247	69,070

NET LOSS	$(52,580)	$(93,115)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	67,980,774

The accompanying notes are an integral part of these financial statements

4

MAX ENTERTAINMENT HOLDINGS, INC.
(Formerly Eastern Exploration Company)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended, July 31, 2007	Three months ended July 31, 2006	Cumulative results of operations from inception (August 26, 2005) to July 31, 2007

Cash Flows From Operating Activities
Net loss	$(52,580)	$(3,767)	$(93,115)
Adjustment to reconcile net loss to net cash used in operating activities -accounts payable and accrued liabilities

Net Cash Used In Operating Activities	(52,580)	(3,767)	(93,115)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-	29,050
Related party advance	-	-	6,641
Shareholder Loan	35,000	-	35,000

Net Cash Provided By Financing Activities	35,000	-	70,691

Net Increase (Decrease) In Cash	(17,580)	(3,767)	(22,424)

Cash, Beginning Of Period	156	2,767	156

Cash, End Of Period	$5,643	$-	$5,799

 Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

6

Max Entertainment Holdings Inc
(Formerly Eastern Exploration Company)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

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

Max Entertainment Holdings SA entered into an asset purchase agreement with Eastern Exploration Company upon completion of the agreement the "Company" changed its name to Max Entertainment Holdings Inc

Principles of consolidation

The consolidated financial statements include the accounts of the company's wholly owned subsidiary, 0736112 B.C. Ltd. to the date of dissolution.

Going concern

The Company commenced operations on August 26, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended July 31, 2007 in the amount of $57,424. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of a Private Placement and loans from shareholders. As of July 31, 2007 the Company had issued 25,455,774 shares of the common stock in the capital of the Company and had received proceeds of $25,456.

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

July 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2007 the Company had net operating

Max Entertainment Holdings Inc
(Formerly Eastern Exploration Company)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As at July 31, 2007 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded date.

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

JULY 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

JULY 31, 2007

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

As of July 31, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 7, 2007, the Company issued 11,280,774 common shares to several investors in exchange for intellectual property rights.

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

Max Entertainment Holdings Inc
(Formerly Eastern Exploration Company)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

NOTE 7 - INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of July 31, 2007 the Company had a net operating loss carry forwards of approximately $40,535 that may be available to reduce future years' taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carryforwards.

NOTE 8 - LOANS FROM STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes from time to time. The loans are non-interest bearing and payable on demand. The Company owed $35,000 to a stockholder as of July 31, 2007. Interest has not been imputed due to its immaterial impact on the financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

We have generated no revenues since inception and have incurred $52,580 in expenses through July 31, 2007.

The following table provides selected financial data about our company for the quarter ended July 31, 2007.

Balance Sheet Data: 7/31/07

------------------------- -------------

Cash                                   $   5,643

Total assets                       $   5,643

Total liabilities                    $63,067

Shareholders' equity          $  5,643

Cash provided by financing activities for the quarter ended July 31, 2007 was $ 35,000.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

Accordingly, we may have to raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. As of July 31, 2007, we had cash on hand of $5,643. This may not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

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

Since inception of the Company on August 2, 2005 to July 31, 2007, the Company has issued 10,000,000 common shares at $0.0004 and 4,175,000 common shares at $0.006 per share for total proceeds of $1,417. This was accounted for as an acquisition of shares.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of July 31, 2007, our total assets were $5,643 and our total liabilities were $63,067.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $93,115 from inception to July 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at July 31, 2007, we had working capital of $5,643. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

e) Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2007 the Company had net operating loss carry-forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry-forwards.

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

To July 31, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

PART II -- OTHER INFORMATION

Item 6. Exhibits

Exhibits:
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX ENTERTAINMENT HOLDINGS, INC.

September 21, 2007                                                                                /s/ Daniel Kilian

Date                                                                                                      Daniel Kilian, President, Princiapl

                                                                                                             Executive Officer, Principal

                                                                                                             Financial Officer