Form 10QSB
period 2007-10-31
MAX ENTERTAINMENT HOLDINGS, INC.
filed 2007-12-26
CIK 1366309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 333-103621

CYCLON CAPITAL CORP.

DELAWARE	333-11714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue, 15th Floor

New York, NY 10022

(Address of principal executive offices)

(212) 231-8406
(Issuer’s telephone number)

MAX ENTERTAINMENT HOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes  [    ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2007, the Company had 67,980,774 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes . [  ] No . [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Cyclon Capital Corporation (fka Max Entertainment Holdings, Inc.
(A Development Stage Company)
Condensed Balance Sheet
October 31, 2007
(Unaudited)

ASSETS	As of Oct. 31,
2007

CURRENT ASSETS
Cash	$ 9,444
Other receivable

Total current assets	9,444

Fixed Assets, Net of depreciation

OTHER ASSETS

Total other assets	-

TOTAL ASSETS	$ 9,444

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 11,641
Accounts payable related party for startup costs	$ 1,384,500
Notes due to related party	75,100

Total current liabilities	1,471,241

LONG-TERM LIABILITIES

Total liabilities	1,471,241

STOCKHOLDERS' EQUITY

Common stock, $.001 par value; 200,000,000 shares authorized,	6,798
67,980,774 shares issued and outstanding at October 31, 2007
Additional paid-in capital	26,505
Deficit accumulated in the development stage	(1,495,100)

Total stockholders' equity	(1,461,797)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,444

Cyclon Capital Corporation (fka Max Entertainment Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(With Cumulative Totals Since Inception)
(Unaudited)

	Three Months Ended		Six Months Ended		August 26, 2005
					(Inception)
	October 31	October 31	October 31	October 31	to
	2007	2006	2007	2006	Sept. 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Office and general	10,332	3,086	21,443	4,753	28,155
Professional fees	9,541	7,632	44,370	9,732	78,193
Startup cost	1,385,000		1,385,000		1,385,000

Total Operating Expenses	1,404,873	10,718	1,450,813	14,485	1,491,348

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,404,873)	(10,718)	(1,450,813)	(14,485)	(1,491,348)

OTHER INCOME (EXPENSE)

Total Other Income (Expense)	-	-	-	-	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,404,873)	(10,718)	(1,450,813)	(14,485)	(1,491,348)
Provision for Income Taxes	-		-

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,404,873)	$ (10,718)	$ (1,450,813)	$ (14,485)	$ (1,491,348)

BASIC AND DILUTED LOSS
PER SHARE	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	67,980,774	14,175,000	61,953,223	14,175,000	61,953,223

Cyclon Capital Corporation (fka Max Entertainment Holdings, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(With Cumulative Totals Since Inception)
(Unaudited)
			August 26, 2005
	Six Months Ended		(Inception)
	October 31,	October 31,	to
	2007	2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,450,313)	$ (14,485)	$ (1,490,848)

Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation
Common stock issued for services
			-
Changes in assets and liabilities			-
(Increase) in prepaid expenses
(Increase) decrease in deposits
(Increase) in notes receivable	-
(Decrease) in accounts receivable			-
(Decrease) in accounts payable	1,384,500	(2,005)	1,396,142
	-
Total adjustments	1,384,500	(2,005)	1,396,142

Net cash used in operating activities	(65,813)	(16,490)	(94,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets			-
Investments	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash			29,050

Related Party Loan to company
Proceeds from Related Party Loan to company	75,100		75,100

Net cash provided by financing activities	75,100	-	104,150

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,288	(16,490)	9,444

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	156	18,818	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$ 9,444	$ 2,328	$ 9,444

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

October 31, 2007

NOTE 1 –

BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended October 31, 2007 are not necessarily indicative of the results that maybe expected for the year ended April 30, 2007.

Max Entertainment (the “Company”) was formed on August 26, 2005 in the State of Delaware under the name Eastern Exploration Corporation as a development stage company.  The Company’s was originally organized for initial exploration and engage in the business of natural resource exploration in the Province of Newfoundland, Canada.

On November 2, 2006 Eastern Exploration Company filed a voluntary dissolution of its subsidiary company, 0736112 B.C. Ltd.  A  certificate of dissolution was issued accordingly by the Registrar of Companies, Province of British Columbia, Canada.

On June 6, 2007 Eastern Exploration Corporation purchased substantially all the assets of Max Entertainment Group, S.A., a Swiss corporation (“Max S.A.”).  Following the consummation of the asset purchase,  Eastern Exploration Corporation changed its name to Max Entertainment Holdings, Inc. (the “Company”).

On December 6, 2007 (subsequent to the balance sheet date which these financial statements report on) the Company has filed for and has been granted a name change to Cyclon Capital Corporation.

The Company’s business plan is to be an entertainment company that focuses on the Martial Arts X-treme, Mixed Martial Arts, Merchandising & shops and Music & games. The Company recognizes the potential of the internet and related technologies such as mobile phones, VOIP, online communities, TV and radio as means to bring X-treme entertainment to market.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

October 31, 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At October 31, 2007, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of October 31,2007 the Company had net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carryforward.

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

October 31, 2007

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (EPS) reflect the potential dilution of securities that could share in the earning of the company.  Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

The following is a reconciliation of the computation for basic and diluted earnings per share:

	Sic Months Ended October 31,
	2007	2006

Net loss	($1,450,813)	($14,485)

Weighted-average common shares
Outstanding (Basic)	61,953,223	14,175,000

Weighted-average common shares
Outstanding (Diluted)	61,953,223	14,175,000

As of October 31, 1007 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no Stock-based compensation has been has been recorded per SFAS No. 123R.

Recent Accounting Pronouncement

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

October 31, 2007

Recent Accounting Pronouncement

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

In September 2006, the FASB issued SFAF No. 157, “Fair Value Measurement”. It establishes framework for measuring fair value and expands disclosure about fair value measurement. The statement is effective for fiscal years beginning after November 15, 1007 and interim periods with those fiscal years.

The adoption of these pronouncements is not expected to have a material effect on the Company’s financial position or results of operations

NOTE 3-

LOANS FROM STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes.  The loans are non-interest bearing and payable on demand. As of October 31, 2007 the Company owes $75,100 to a stockholder.

NOTE 4-

PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

Global Resource Corporation

(A Development Stage Company)

Notes to the Condensed Financial Statements

October 31, 2007

NOTE 4-

PROVISION FOR INCOME TAXES

At October 31, 2007 the deferred tax assets consist of the following:

Six Months Ended
October 31,
2007
Deferred taxes due to net
operating loss carryforwards	$ 447,400

Less: Valuation allowance	(447,400)

Net deferred tax asset	$ -

At October 31, 2007, the Company had deficits accumulated during the development stage in the approximate amount of $1,491,348 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5-

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended October 31, 2007 and 2006, and has no revenue stream to support itself. This raises doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to raise additional capital to fund its business plan and ultimately to attain profitable operations.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

October 31, 2007

NOTE 6-

STOCKHOLDERS’ EQUITY

Common Stock

The Company had no the stock transactions for the Three months ended October 31, 2007:

First quarter stock transactions were as follows:

On May 17, 2007 (“Record Date”) the Company declared and paid a stock dividend of 3 shares of the Corporation’s previously un-issued common stock, with par value of $.001 per share and the par value of stock was recorded to retained earnings.  42,525,000 shares were issued for this stock dividend.

On June 6, 2007, the Company entered into an Asset Purchase Agreement with Max Entertainment Group, S.A..  The Company acquired the Assets of Max in exchange for 11,280,774 shares of common stock. The asset value of Max was undeterminable, the par value of the Company stock was recorded to additional paid in capital.

NOTE 7-

RELATED PARTY TRANSACTION

The Company owes the former sole director and President of Eastern Exploration $6,641.  There are no definite repayment terms, no security or accruing interest, Fair value cannot be determined.

NOTE 8-

SUBSEQUENT EVENTS

Subsequent to the balance sheet date of October 31, the following transactions occurred:

The Company is planning to issue to a related stockholder approximately 413, 285 shares of common stock for payment of a payable in amount $1,384,500.  These expenses were incurred in the second quarter as start-up expense in Europe and are reflected in second quarter financial statements ending Oct. 31, 2007.

On December 6, 2007 the Company filed for and has been granted a name change to CYCLON CAPITAL Corporation.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

We have generated no revenues since inception and have incurred $1,491,348 in expenses through October 31, 2007.

The following table provides selected financial data about our company for the quarter ended October 31, 2007.

Balance Sheet Data: 10/31/07

------------------------- -------------

Cash

$9,444

Total assets

$9,444

Total liabilities

$1,471,241

Shareholders' equity

($1,461.797)

Cash provided by financing activities for the quarter ended October 31, 2007 was $1,384,500.

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

We are a development-stage corporation and have not yet generated or realized any revenues from our business operations.

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

Accordingly, we may have to raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. As of October 31, 2007, we had cash on hand of $9,444. This may not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

Over the course of the next twelve months Cyclon intends to implement the following portions of its plan of business development and operations: more fully develop the relationship with G4; explore potential additional alliances and/or business combinations with other entertainment and/or martial arts related companies; organize, promote and manage in excess of ten (10) mixed martial arts events throughout Europe; organize, promote and manage a "Martial Arts X-treme Championship" event; assemble, train and manage a stable of MAX fighters; develop a MAX collection of sportswear and casual clothing to be marketed through an "online" marketplace and also to be sold in gyms; broadcast MAX events via Cyclon's websites located at www.max-holdings.com and www.maxfighters.com; license, to gyms, Cyclon’s marks and other intellectual property; begin development of a MAX computer/video game product; and to start developing a "Martial Arts X-treme" television reality show.

The plan of operations set forth above is intended to broaden the scope of Cyclon’s exposure through the increased development, promotion and management of MAX events, merchandise and multi-media offerings. The intended effect is to increase Cyclon’s revenues across a broader spectrum of events, products and licensing opportunities. The anticipated increase in revenues will in turn allow Cyclon to further expand its offerings of products and events across a broader geographic market.

On October 22, 2007, the Company entered into a Stock Purchase Agreement with Europlay, Ltd., a Malta corporation ("Europlay") and Andreas Christensen ("Christensen"). Under the terms of the Agreement, conditioned on the Company's due diligence, the Company will acquire from Europlay and Christenson 30 million shares of the capital stock of Europlay, representing 60% of the issued and outstanding shares of Europlay. In consideration for these shares, Max will make the following payments:

1.

€1,600,000 in cash and 400,000 shares of the Company's common stock on or before November 15, 2007;

2.

€1,200,000 in cash and 400,000 shares of the Company's common stock on or before March 30, 2008; and

3.

€800,000 in cash and 400,000 shares of the Company's common stock on or before June 30, 2008.

The Agreement is scheduled to close on or before November 15, 2007. Shares of Europlay will be placed in an escrow account and distributed pursuant to terms agreed upon by the Company, Europlay and Christensen.

The technology will provide unique, modern and innovative low-stake games to be played on mobile telephones and the Internet. Cyclon will provide investment into Europlay, as well as add to the already capable management with strong executive leadership focussing on quality and innovation. Cyclon and Europlay believe a combination of these two strong companies will ensure that this enormous market can be fully developed and will remain at the forefront of this growing industry.

For more information on Europlay, interested people can visit their website www.europlay.com.

If the Company is unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Cyclon.

If we are unable to pay for our expenses because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations.

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

As of the date of this filing, we are still in the start-up stage, and therefore have not generated any revenues.

As of October 31, 2007, our total assets were $9,444 and our total liabilities were $1,471,241.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $1,495,400 from inception to October 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at October 31, 2007, we had working capital of $9,444. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLON CAPITAL CORP.

December 21, 2007

/s/ Mark Horrelt

Date

Mark Horrelt, Principal

Executive Officer, Principal

Financial Officer