Form 10QSB
period 2008-01-31
CYCLON CAPITAL CORP.
filed 2008-03-20
CIK 1366309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2008, the Company had 67,980,774 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes . [  ] No . [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Cyclon Capital Corporation
(A Development Stage Company)
Condensed Balance Sheet
January 31, 2008
(Unaudited)

ASSETS	As of Jan. 31,
2008

CURRENT ASSETS
Cash	$ 1,639,880
Prepaids	40,992
Other receivable	23,404

Total current assets	1,704,276

Fixed Assets, Net of depreciation	18,532

OTHER ASSETS
Deposits	502,843
Total other assets	502,843

TOTAL ASSETS	$ 2,225,651

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 42,989
Wages Payable	35,007
Notes Payable to vendors	180,068
Notes due to related party	75,100

Total current liabilities	333,164

LONG-TERM LIABILITIES

Notes due to related party	111,117

Total liabilities	$ 444,281

STOCKHOLDERS' EQUITY

Common stock, $.001 par value; 200,000,000 shares authorized,	10,603
71,785,549 shares issued and outstanding at January 31, 2008
Additional paid-in capital	3,907,182
Deficit accumulated in the development stage	(2,136,415)

Total stockholders' equity	$ 1,781,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,225,651

The accompanying notes are an integral part of these financial statements.

Cyclon Capital Corporation
(A Development Stage Company)
Condensed Statement of Operations
(With Cumulative Totals Since Inception)
(Unaudited)

	Three Months Ended		Nine Months Ended		August 26, 2005
					(Inception)
	January 31	January 31	January 31	January 31	to
	2008	2007	2008	2007	Jan. 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Office and general	212,158	1,388	233,601	6,142	244,065
Professional fees	32,300	4,767	76,670	14,499	110,493
Promotional events fees	397,169		397,169		397,169
Startup cost			1,385,000		1,385,000

Total Operating Expenses	641,627	6,155	2,092,440	20,641	2,136,727

LOSS BEFORE OTHER INCOME (EXPENSE)	(641,627)	(6,155)	(2,092,440)	(20,641)	(2,136,727)

OTHER INCOME (EXPENSE)
Interest expense	(2,561)		(2,561)		(2,561)
Interest income	2,873		2,873		2,873

Total Other Income (Expense)	312	-	312	-	312

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(641,315)	(6,155)	(2,092,128)	(20,641)	(2,136,415)
Provision for Income Taxes	-		-

NET LOSS APPLICABLE TO COMMON SHARES	$ (641,315)	$ (6,155)	$ (2,092,128)	$ (20,641)	$ (2,136,415)

BASIC AND DILUTED LOSS
PER SHARE	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	68,547,722	14,175,000	64,151,389	14,175,000	64,151,389

The accompanying notes are an integral part of these financial statements.

Cyclon Capital Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
(With Cumulative Totals Since Inception)
(Unaudited)
			August 26, 2005
	Nine Months Ended		(Inception)
	Jan. 31,	Jan. 31,	to
	2008	2007	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,092,128)	$ (20,641)	$ (2,136,415)

Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation	3,193		3,193
Common stock issued for services
			-
Changes in assets and liabilities			-
(Increase) in prepaid expenses	(40,992)		(40,992)
(Increase) decrease in deposits	(502,843)		(502,843)
(Increase) in notes receivable	(23,404)		(23,404)
(Decrease) in accounts receivable			-
(Decrease) in wages payable	35,007		35,007
(Decrease) in accounts payable	38,490	(2,005)	50,132
	-
Total adjustments	(490,549)	(2,005)	(478,907)

Net cash used in operating activities	(2,582,677)	(22,646)	(2,615,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(21,725)		(21,725)
Investments	-	-	-

Net cash provided by (used in) investing activities	(21,725)	-	(21,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	2,499,982		2,529,032
Issuance of common stock for services	1,384,500		1,388,251
Proceeds from Loans from vendors	173,427		173,427
Proceeds from Related Party Loan to company	186,217	4,033	186,217

Net cash provided by financing activities	4,244,126	4,033	4,276,927

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,639,724	(18,613)	1,639,880

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	156	18,818	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$ 1,639,880	$ 205	$ 1,639,880

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:

Common Stock issued for services	$ 1,384,500	$ -	$ 1,388,251

The accompanying notes are an integral part of these financial statements.

Cyclon Capital Corporation
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
	At January 31, 2008
				Deficit
	Common Stock		Additional	Accumulated
	Common	Par Value $.0001	Paid-In	during the
	Shares	$ Amount	Capital	Development Stage	Total

Balance - August 26, 2005 (Inception)	-	$ -	$ ` -	$ -	$ -

Shares issued for cash (purchase on 10/21/05)	10,000,000	1,000	3,000		4,000

Shares issued for cash (purchase on 10/21/05)	1,858,333	186	10,964		11,150
	-			-	-
Shares issued for cash (purchase on 12/02/05)	1,075,000	107	6,343	-	6,450

Shares issued for cash (purchase on 04/30/06)	1,241,667	124	7,326		7,450
	-	-		-	-
Net loss for the period August 26, 2005 (Inception)	-				-
through April 30, 2006	-	-	-	(14,515)	(14,515)

Balance at April 30, 2006	14,175,000	$ 1,417	$ 27,633	$ (14,515)	$ 14,535

					-
No activity in fiscal year 2007
					-

Net loss for the year ended April 30, 2007	-	-	-	(26,020)	(26,020)

Balance at April 30, 2007	14,175,000	$ 1,417	$ 27,633	$ (40,535)	$ (11,485)

Shares issued for cash	-	-	-	-	-

Shares issued stock dividend 3 shares (May 17,2007)	42,525,000	4,253		(4,253)	-
(14,175,000 x 3 shares for dividend)
Shares issued in exchange for intellectual property rights	11,280,774	1,128	(1,128)	-	-
(no stated value of intellectual property)
	-	-		-	-

Net loss for the period ended July 31, 2007	-	-	-	(45,940)	(45,940)

Balance at July 31, 2007	67,980,774	6,798	26,505	(90,728)	(57,425)

					-

Net loss for the period ended October 31, 2007				(1,404,372)	(1,404,372)

Balance at October 31, 2007	67,980,774	6,798	26,505	(1,495,100)	(1,461,797)

Shares issued for cash (purchase on 1/18/08)	3,250,975	3,251	2,496,731		2,499,982

Shares issued in exchange for services rendered	553,800	554	1,383,946		1,384,500

Net loss for the period ended January 31, 2008				(641,315)	(641,315)

Balance at January 31, 2008	71,785,549	10,603	3,907,182	(2,136,415)	1,781,370

The accompanying notes are an integral part of these financial statements.

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

January 31, 2008

NOTE 1 –

BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that maybe expected for the year ended April 30, 2008.

Cyclon Capital Corporation (the “Company”) was formed on August 26, 2005 in the State of Delaware under the name Eastern Exploration Corporation as a development stage company.  The Company was originally organized to engage in the business of natural resource exploration in the Province of Newfoundland, Canada.

Eastern Exploration Company formed a company by the name of 0736112 in British Columbia, Canada, a wholly owned subsidiary, for the purposes of engaging in mining activities.  On November 2, 2006 Eastern Exploration Company filed a voluntary dissolution of, 0736112 B.C. Ltd.  A certificate of dissolution was issued accordingly by the Registrar of Companies, Province of British Columbia, Canada.

On June 6, 2007 Eastern Exploration Corporation purchased substantially all the assets of Max Entertainment Group, S.A., a Swiss corporation (“Max S.A”).  Following the consummation of the asset purchase, Eastern Exploration Corporation changed its name to Max Entertainment Holdings, Inc. (“Max Entertainment”).

On December 6, 2007, the Company has filed for and has been granted a name change to Cyclon Capital Corporation.

The Company’s business plan is to be an entertainment company focusing on planning, promoting and managing Mixed Martial Arts and Martial Arts Xtreme events; merchandising; and the development of music, video, video games and other forms of electronic entertainment related to Mixed Martial Arts and Martial Arts Xtreme. The Company recognizes the potential of the internet and related technologies such as mobile phones, VOIP, online communities, TV and radio as means to bring “X-treme” entertainment to market.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of their time and investment in bringing their product(s)/services to the market, and the raising of capital.

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

January 31, 2008

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

At January 31, 2008, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

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

As of January 31, 2008, the Company had net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carryforward.

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

January 31, 2008

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

The following is a reconciliation of the computation for basic and diluted earnings per share:

	Nine Months Ended January 31
	2008	2007

Net loss	($2,092,128)	($20,641)

Weighted-average common shares
Outstanding (Basic)	71,785,549	14,175,000

Weighted-average common shares
Outstanding (Diluted)	64,151,389	14,175,000

As of January 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no Stock-based compensation has been has been recorded per SFAS No. 123R.

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

January 31, 2008

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

The adoption of these pronouncements is not expected to have a material effect on the Company’s financial position or results of operations

NOTE 3-

LOANS FROM STOCKHOLDERS

The Company has borrowed funds from stockholders for working capital purposes.  The loans are non-interest bearing and payable on demand. As of January 31, 2008 the Company owes $75,100 to a stockholder.

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

(Formerly Max Entertainment Holdings Inc.)

Global Resource Corporation

(A Development Stage Company)

Notes to the Condensed Financial Statements

January 31, 2008

NOTE 4-

PROVISION FOR INCOME TAXES

At January 31, 2008 the deferred tax assets consist of the following:

Nine Months Ended
January 31,
2008
Deferred taxes due to net
operating loss carryforwards	$ 447,400

Less: Valuation allowance	(447,400)

Net deferred tax asset	$ -

At January 31, 2008, the Company had deficits accumulated during the development stage in the approximate amount of $2,136,415 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5-

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended January 31, 2008 and 2007, and has no revenue stream to support itself. This raises doubt about the Company’s ability to continue as a going concern.

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

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings Inc.)

(A Development Stage Company)

Notes to the Condensed Financial Statements

January 31, 2008

NOTE 6-

STOCKHOLDERS’ EQUITY

Common Stock

On January 18, 2008, the Company issued 3,250,975 shares of common stock in exchange for cash in the amount of $2,496,731 pursuant to a Stock Purchase Agreement.  The Company also issued a total of 553,800 restricted shares, of its common stock, to consultants for services rendered.  The shares issued to consultants were, valued at $554.

Other transactions closed in the last nine (9) months and which involved the issuance of Company stock were as follows:

On May 17, 2007 (“Record Date”) the Company declared and paid, to all holders of record, as of the Record Date, of the Company’s common stock, a common stock dividend of 3 shares (with par value of $.001 per share) for each share of common stock held as of the Record Date.  The par value of the stock, issued as a dividend, was recorded to retained earnings.  A total of 42,525,000 shares of the Company’s common stock were issued in payment of the stock dividend.

On June 6, 2007, the Company entered into an Asset Purchase Agreement with Max S.A...  The Company acquired the Assets of Max S.A. in exchange for 11,280,774 shares of the Company’s common stock. The asset value of Max S.A. was undeterminable, and the par value of the Company stock was recorded to additional paid in capital.

NOTE 7-

RELATED PARTY TRANSACTION

The Company owes the former sole director and President of Eastern Exploration a total of $6,641.  There are no definite repayment terms, no security guaranteeing repayment of the debt, nor is there any accruing interest.  Fair value cannot be determined.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

We have generated no revenues since inception and have incurred $2,082,440 in expenses through January 31, 2008.

The following table provides selected financial data about the Company for the quarter ended January 31, 2008.

Balance Sheet Data: January 31, 2008

------------------------- -------------

Cash

$

1,639,880

Total assets

$

1,704,276

Total liabilities

$

333,164

Shareholders' equity

$

1,781,370

Cash provided by financing activities for the quarter ended January 31, 2008 was $4,244,126.

Plan of Operation

Statements contained herein which are not historical facts constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

Accordingly, we may have to raise additional capital from third-party sources. Until and unless we begin generating revenues from operations, our only other source for cash at this time would be to sell additional securities or obtain loans from third parties.  There is no guarantee the Company would be able to successfully sell its securities or obtain debt financing on terms acceptable and/or beneficial to the Company. As of January 31, 2008, we had cash on hand of $1,639,880. This may not enable us to fund operations for the next twelve months; if we are unable to generate enough revenues to cover our expenses, we may be forced to seek alternate sources to fund our operations.

Over the course of the next twelve months Cyclon intends to implement the following portions of its plan of business development and operations: more fully develop the relationship with G4; explore potential additional alliances and/or business combinations with other entertainment and/or martial arts related companies; organize, promote and manage in excess of ten (10) mixed martial arts events throughout Europe; organize, promote and manage a "Martial Arts X-treme Championship" event; assemble, train and manage a stable of MAX fighters; develop a MAX collection of sportswear and casual clothing to be marketed through an "online" marketplace and also to be sold in gyms; broadcast MAX events via Cyclon's websites located at www.cycloncapital.com  and www.maxfighters.com; license, to gyms, Cyclon’s marks and other intellectual property; begin development of a MAX computer/video game product; and to start developing a "Martial Arts X-treme" television reality show.

The plan of operation set forth above is intended to broaden the scope of Cyclon’s exposure through the increased development, promotion and management of MAX events, merchandise and multi-media offerings. The intended effect is to increase Cyclon’s revenues across a broader spectrum of events, products and licensing opportunities. The anticipated increase in revenues will in turn allow Cyclon to further expand its offerings of products and events across a broader geographic market.

On October 22, 2007, the Company entered into a Stock Purchase Agreement with Europlay, Ltd., a Malta corporation ("Europlay") and Andreas Christensen ("Christensen"). On February 20, 2008, the Parties agreed to amend the provisions under the Agreement.  Under the terms of the Agreement, as amended and conditioned on the Company's due diligence, the Company will acquire from Europlay and Christenson 100% of the issued and outstanding shares of the capital stock of Europlay. In consideration for these shares, Cyclon has paid 400,000€ to date, under the terms of the original agreement and 225,000 under the amended Agreement.  The Company has agreed to make the following payments in further consideration of the acquired shares:

1.

112,500€ on or before August 1, 2008;

2.

112,500€ on or before December 20, 2008;

Upon closing of the Agreement, the Company will issue 1 million shares of the Company’s common stock to shareholders of Europlay, pursuant to the terms thereof.

The technology, acquired as a part of the Europlay transaction, will provide unique, modern and innovative low-stake games to be played on mobile telephones and the Internet. Cyclon will provide investment into Europlay, as well as add to the already capable management with strong executive leadership focussing on quality and innovation. Cyclon and Europlay believe a combination of these two strong companies will ensure that this enormous market can be fully developed and will remain at the forefront of this growing industry.

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

If we are unable to pay for our expenses because we do not have enough money, we may be forced to cease active operations until we are able to secure additional financing. If we cannot or do not secure additional financing we may be forced to cease active business operations.

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

Liquidity and Capital Resources

We cannot guarantee that we will have enough capital to implement our business plan. If that is the case, we will attempt to secure additional financing by obtaining loans from officers of the Company or other third parties or by selling Company securities. Additional equity financing would result in additional dilution to our existing shareholders.

At the present time, we have not made any arrangements to raise additional capital. If we need additional capital and cannot obtain it, we may have to suspend active operations until we do acquire the capital. Other than as outlined above, we have no other plans of financing.

As of the date of this filing, we are still in the development stage, and therefore have not generated any revenues.

As of January 31, 2008, our total assets were $2,225,651 and our total liabilities were $444,281.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $2,136,415 from inception to January 31, 2008. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at January 31, 2008, we had working capital of $1,704,276 These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLON CAPITAL CORP.

March 19, 2008

/s/ Mark Horrelt

Date

Mark Horrelt, Principal

Executive Officer, Principal

Financial Officer