Form 10-K
period 2008-04-30
CYCLON CAPITAL CORP.
filed 2008-09-11
CIK 1366309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended April 30, 2008.

[  ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

CYCLON CAPITAL CORPORATION
(Exact name of small business issuer in its charter)

Delaware	333-11714	333-11714
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

410 Park Avenue, 15th Floor
New York, NY 10022
(Address of principal executive offices)

Issuer's telephone number: (212) 231-8406

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock             $0.0001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes  [  ]No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  [  ]  No [X]

State issuer's revenues for its most recent fiscal year: $192,220

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. As of July 24, 2008: $10,521,348.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2008 the issuer had 79,711,012 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Information

The Company was incorporated on August 26, 2005 in the State of Delaware as Eastern Exploration Corporation. On June 6, 2007 Eastern Exploration Corporation purchased substantially all of the assets of Max Entertainment Group, S.A., a Swiss corporation ("Max S.A.") and changed its name to Max Entertainment Holdings, Inc. On December 6, 2007 the Company changed its name to Cyclon Capital Corporation. (“Cyclon” or the “Company”)

We have a total of 200,000,000 authorized common shares with a par value of $0.0001 per share and 79,711,012 common shares issued and outstanding as of April 30, 2008.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 4,175,000 shares of our common stock on behalf of our selling shareholders.

As of April 30, 2008 we had generated $192,220 in revenues from our MAX fighting events.

We have accumulated a deficit of $4,890,287 from operations to April 30, 2008 and have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

Business Development

Cyclon has limited revenues and limited operations. We have sustained losses for the year ended April 30, 2008 of $4,849,752 and rely solely upon the sale of securities to and loans from our corporate officers and directors for funding.

The Company had a wholly owned subsidiary, 0736112 B.C. Ltd., incorporated on September 27, 2005 in the Province of British Columbia, Canada. On November 2, 2006 the Company filed a voluntary dissolution of its subsidiary company. A Certificate of Dissolution was issued accordingly by the Registrar of Companies dated November 2, 2006.

On February 22, 2008, the Company formed Cyclon Entertainment, LLC, a Malta Corporation (“CEL”).  The Company owns all of the shares of CEL.

On March 11, 2008 CEL entered into a Tabling Contract (the “Contract”) with DER GREIF GmbH & Co., KG (“DG”), a German company located in Dusseldorf and specializing in the area of merchandising and event promotions, among other things.  Under the terms of the Contract, CEL was to acquire 51% of the issued and outstanding shares of DG for a total purchase price of $11,172,560 of which $425,572 has been paid in cash and the remaining $10,746,988 has been paid to DG in the form of 4,674,488 restricted shares of the Company’s common stock. The terms of the Contract were not met and the acquisition agreement has not completed.

The Company is taking the required business steps to recover the money’s advanced and the shares issued to DG.

Cyclon has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

The Company, its directors, officers and affiliates do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Business of Issuer

Cyclon engages in the business of promoting and staging "ultimate fighting" style events in Europe. "MAX" stands for Martial Arts X-treme - a relatively new discipline within the martial arts community. The type of martial arts MAX promotes is a hybrid of two fighting disciplines commonly known as "ultimate fighting" and "mixed martial arts." MAX combines different aspects of those two disciplines, and others, to create a new concept and form of martial arts competition.

Max S.A. operated throughout Europe, prior to the Company purchasing its assets for the issuance of 11,280,774 shares of common stock valued at $1,128, where it and its management developed a history of promoting and staging martial arts related "fighting" contests.

Recently Cyclon entered into a strategic alliance with "G4 Productions" ("G4"). G4 is a popular "mixed martial arts" association. This strategic alliance will allow Cyclon to broaden its promotional activities throughout Europe and the world and creates the potential for the development of a brand in a sport with a worldwide growth potential. The alliance also enables European-wide marketing and merchandising opportunities and is the first step in an intended growth campaign being embarked upon by Cyclon.

During the year ended April 30, 2008 the Company advanced $395,543 cash to eLolly, AG for the review of an on line business to business lending web site where borrowers are matched to lenders. The Company did not pursue this opportunity and wrote off its advance to eLolly.

During the year ended April 30, 2008 the Company advanced $788,787 cash to Europlay Malta Ltd. towards the acquisition of Europlay Malta Ltd. The technology held by Europlay will provide innovative low-stake games to be played on mobile telephones and the Internet.

During the year ended April 30, 2008 the Company loaned $317,385 to Edelweiss Investment AG in support of the BrazilMasters94 project. They organize gala soccer matches between a team consisting of certain members of the Brazil national soccer team who won the World Cup in the United States in 1994 as well as several other well-known Brazilian players and national/international teams. The loan is secured by the personal guarantee of a principal of the club.

Patents and Trademarks

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions for patents or trademarks.

Research and Development Activities and Costs

Cyclon has spent no time in the last two fiscal years on specialized research and development activities, and has no plans to undertake any research or development in the future.

Employees and Employment Agreements

At this time Cyclon has no employees. The officers and directors are donating their time to the development of the Company and intend to do whatever work is necessary in order to bring us to the point of being able to implement our business plan.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

Reports to Security Holders

Cyclon will voluntarily make available an annual report including audited financials on Form 10-K to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K and quarterly reports on Form 10-Q.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Cyclon and filed with the SEC at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Cyclon’s principal place of business and corporate offices is located at 410 Park Avenue, 15th Floor, New York, NY 10022, and our phone number is (212) 231-8406.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On November 26, 2007 a major shareholder, owning approximately 59% of the Company's issued and outstanding shares, consented in writing, in lieu of a special meeting of the shareholders, to approve an increase in the authorized capital of the Company to 200,000,000 shares of common stock and to change the name of the Company to Cyclon Capital Corp.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Securities

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CYLO".

Our stock was first quoted on May 21, 2007.  The following table shows the high and low trading prices of the Company’s common stock since that time. The high and low bid information was obtained from www.nasdaq.com. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
July 31, 2008	$2.20	$0.40
April 30, 2008	$2.50	$1.30
January 31, 2008	$3.47	$1.105
October 31, 2008	$3.60	$2.65
July 31, 2007 (beginning 5/21/07)	$4.20	$2.60

Holders

As of April 30, 2008, we have 79,711,012 shares of $0.0001 par value common stock issued and outstanding held by 370 shareholders of record.

The stock transfer agent for our securities is:

Pacific Stock Transfer Company

500 E. Warm Springs Rd., Suite 240, Las Vegas, NV. 89119

(702) 361-3033

Fax: (702) 433-1979

Dividends

On May 27, 2007 the Company forward split its issued shares of common stock on the basis of 3 new shares for 1 old share by the issuance of 42,525,000 shares pro rata to its existing shareholders as a stock dividend.

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

Recent Sales of Unregistered Securities

On January 18, 2008 the Company issued 3,250,975 shares of common stock for cash of $2,500,000 and additionally, on March 19, 2008 the Company issued 3,250,975 shares of common stock for cash of $2,500,000. No discounts or commissions were paid in connection with this offering. These offerings were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided under Regulation D and Regulation S as promulgated by the U.S. Securities and Exchange Commission. The offering was made to "accredited investors." As a result, offers were made only to persons that the Company believed, and had reasonable grounds to believe, either (a) have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the proposed investment, or (b) can bear the economic risks of the proposed investment (that is, at the time of investment, could afford a complete loss) and (c) were non US residents.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2008.

ITEM 6. PLAN OF OPERATION

Results of Operations

We have generated $192,220 in revenues since inception and have incurred $5,041,972 in expenses through April 30, 2008.

The following table provides selected financial data about our company for the year ended April 30, 2008.

Balance Sheet Data: April 30, 2008

Cash

$

3,160

Total assets

$

1,534,904

Total liabilities

$

11,641

Shareholders' equity

$

1,523,263

Cash provided by financing activities for the year ended April 30, 2008 was $5,000,000.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. With the exception of the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern qualification in their opinion on our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.

We generated insufficient revenues during the year ended April 30, 2008 to maintain operations. Accordingly, we may have to raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. As of April 30, 2008, we had cash on hand of $3,160. This will not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a public offering, or a private placement of securities.

Over the course of the next twelve months Cyclon intends to implement the following portions of its plan of business development and operations:

- more fully develop the relationship with the Maxfighters Project;

- explore potential additional alliances and/or business combinations with other entertainment related companies;

Cyclon intends to broaden its promotional activities throughout Europe and the world and create the potential for the development of a brand in a sport with growth potential. The alliance also enables European-wide marketing and merchandising opportunities and is the first step in an intended growth campaign being embarked upon by Cyclon.

If the Company is unable to meet its needs for cash it will be unable to continue, develop, or expand our operations.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and only generated revenues from operations during the fourth quarter of 2008. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services, supplies, and equipment.

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

Since inception of the Company on August 26, 2005 to April 30, 2008 the Company has issued for cash:

- on October 21, 2005 issued 10,000,000 common shares at $0.0004 for $4,000

- over the period of October, 2005 to January, 2007 issued 4,175,000 common shares at $0.006 per share for $25,050

- on January 18, 2008 issued 3,250,975 common shares at $0.77 per share for $2,500,000 - on March 19, 2008 issued 3,250,975 common shares at $0.77 per share for $2,500,000

As of April 30, 2008 we had cash on hand of $3,160 and our total liabilities were $11,641.

Subsequent to April 30, 2008 the Company deposited $2,000,000 for the issuance of  2,597,400 shares of common stock.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit from operations of $4,890,287 as of April 30, 2008. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at April 30, 2008, we had a working capital deficit of $8,481. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

ITEM 7.     FINANCIAL STATEMENTS.

Cyclon Capital Corporation

APRIL 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cyclon Capital Corporation

(Formerly Max Entertainment Holdings, Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Cyclon Capital Corporation as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and cumulative from inception on August 26, 2005 through April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclon Capital Corporation as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and cumulative from inception on August 26, 2005 through April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company incurred substantial net losses for the year ended April 30, 2008 and has no revenue stream to support itself. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

September 10, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Cyclon Capital Corporation
Formerly Max Entertainment Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
April 30,2008

ASSETS

	2008	2007
CURRENT ASSETS
Cash	$ 3,160	$ 156

Total current assets	3,160	156

OTHER ASSETS

Due from Edelweiss Investment, AG	317,385	0
Due from Europlay Malta Ltd	788,787	0
Due from Der Greif	425,572	0

TOTAL ASSETS	$ 1,534,904	$ 156

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable and accrued liabilities	$ 11,641	$ 11,641

Total liabilities	11,641	11,641

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock Authorized
200,000,000 : Par Value $0.0001 per share
Issued
79,711,012 as of 2008	7,971	1,418
14,175,000 as of 2007

Additional paid-in capital	17,152,567	27,632
Subscription receivable	(10,746,988)	0
Deficit accumulated during the development stage	(4,890,287)	(40,535)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,523,263	(11,485)

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,534,904	$ 156

The Accompanying Notes are an integral part of these financial statements

Cyclon Capital Corporation
Formerly Max Entertainment Holdings, Inc.
(A Development Stage Company)

Consolidated Statements of Operations for the Years and Period Ending April 30
	2008	2007	Period from August 26, 2005 (date of inception) to April 31, 2006	Cumulative results of operations from August 26, 2005 (date of inception) to April 30, 2008

Event revenue	$ 192,220	$ -	$ -	$ 192,220

Event costs	786,196	-	-	786,196
Professional Fees	789,204	19,818	14,005	823,027
Management Consulting Fees	191,378	-	-	191,378
Financial consulting	1,384,500	-	-	1,384,500
Travel/Meals and Lodging	97,729	-	-	97,729
General and Administration	87,522	6,202	510	94,234
Total operating expenses	3,336,529	26,020	14,515	3,377,064

Loss from operations	(3,144,309)	(26,020)	(14,515)	(3,184,844)

Other expenses:
Start-up costs relating to the set-up of the office in Germany	(1,309,900)	-	-	(1,309,900)
Write off of ‘e Lolly, AG’ – business to business lending web site	(395,543)	-	-	(395,543)

Net loss for the year	$ (4,849,752)	$ (26,020)	$ (14,515)	$ (4,890,287)

Basic and diluted net loss per share	$(0.07)	$0.00	$0.00
Weighted average number of common shares outstanding	66,709,706	14,175,000	10,229,301

The accompanying notes are an integral part of these financial statements

Cyclon Capital Corporation

Formerly Max Entertainment Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (AUGUST 26, 2005) TO APRIL 30, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Subscription
	Number of shares	Amount	Capital	Stage	(Receivable)	Total

Balance August 26, 2005	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.0004 per share
- October 21, 2005	10,000,000	1,000	3,000	-	-	4,000
Common stock issued for cash at $0.006 per share - October 21, 2005	1,858,333	186	10,964	-	-	11,150
Common stock issued for cash at $0.006 per share - December 2, 2005 Common stock issued for cash at $0.006 per share - January 31, 2006	1,075,000 1,241,667	108 124	6,342 7,326	- -	- -	6,450 7,450

Net loss for period ended April 30, 2006	-	-	-	(14,515)	-	(14,515)
Balance April 30, 2006	14,175,000	1,418	27,632	(14,515)	-	14,535
Net loss for the year ended April 30, 2007	-	-	-	(26,020)	-	(26,020)
Balance April 30, 2007	14,175,000	1,418	27,632	(40,535)	-	(11,485)

Stock dividend May 27, 2007	42,525,000	4,253	(4,253)	-	-	-
Common stock for intellectual property	11,280,774	1,128	(1,128)	-	-	-
Common stock issued for cash at $0.77 per share - January 18, 2008	3,250,975	325	2,499,675	-	-	2,500,000
Common stock issued for services - January 20, 2008	553,800	55	1,384,445	-	-	1,384,500
Common stock issued for cash at $0.77 per share - March 19, 2008	3,250,975	325	2,499,675	-	-	2,500,000
Common stock issued to acquire Der Greif at $2.30 per share	4,674,488	467	10,746,521	-	-	10,746,988
Subscription receivable	-	-	-	-	(10,746,988)	(10,746,988)
Net loss for the year ended April 30, 2008	-	-	-	(4,849,752)	-	(4,849,752)

Balance April 30, 2008	79,711,012	$ 7,971	$ 17,152,567	$ (4,890,287)	$ (10,746,988)	$ 1,523,263

The accompanying notes are an integral part of these financial statements

Cyclon Capital Corporation

Formerly Max Entertainment Holdings, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30, 2008	Year ended April 30, 2007	Period from August 26, 2005 (date of inception) to April 30, 2006	Cumulative results of operations from inception (August 26, 2005) to April 30, 2008

Operating Activities
Net loss	$ (4,849,752)	$ (26,020)	$ (14,515)	$ (4,890,287)
Adjustment to reconcile net loss to net cash used in operating activities:
Non cash expense – common stock for services	1,384,500	-	-	1,384,500
Increase (decrease) in accounts payable	-	(4,005)	4,005	-
Increase in accrued liabilities	-	5,000	-	5,000

Net Cash Used In Operating Activities	(3,465,252)	(25,025)	(10,510)	(3,500,787)

Investing Activities
Advances receivable	(1,531,744)	-	-	(1,531,744)

Net Cash Used In Investing Activities	(1,531,744)	-	-	(1,531,744)

Financing Activities
Proceeds from sale of common stock Related party advance	5,000,000 -	- 6,363	29,050 278	5,029,050 6,641

Net Cash Provided By Financing Activities	5,000,000	6,363	29,328	5,035,691

Net Increase (Decrease) In Cash	3,004	(18,662)	18,818	3,160

Cash, Beginning Of Period	156	18,818	-	-

Cash, End Of Period	$ 3,160	$ 156	$ 18,818	$ 3,160

Supplemental cash flow information and noncash financing activities:

Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -
Common stock issued for services	$ 1,384,500	$ -	$ -	$ 1,384,500

The accompanying notes are an integral part of these financial statements

Cyclon Capital Corporation

Formerly Max Entertainment Holdings, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2008

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

On December 6, 2007 the Company changed its name to Cyclon Capital Corporation.

The Company’s business plan is to be an entertainment company focusing on planning, promoting and managing entertainment events; merchandising; and the development of music, video, video games and other forms of electronic entertainment. The Company intends to use the potential of the internet and related technologies such as mobile phones, VOIP, online communities, TV and radio as the means to bring entertainment to market.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At April 30, 2008, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for deductible temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of April 30, 2008 the Company had net operating losses carried forward. Due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the losses carried forward.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (EPS) reflect the potential dilution of securities that could share in the earning of the Company.  Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

2008

2007

        Numerator:

Net loss

                  $4,849,752     $26,020

Denominator:

Weighted average number of shares issued   66,709,706     14,175,000

Earnings (loss) per share

     $(0.07)            $(0.00)

Recent Accounting Pronouncements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Recent Accounting Pronouncements

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

The adoption of these pronouncements is not expected to have a material effect on the Company’s financial position or results of operations

NOTE 3 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. For the year ended April 30, 2008 the provision for income taxes was $0.00.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the year ended April 30, 2008 and has no revenue stream to support itself. This raises doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to raise additional capital to fund its business plan and ultimately to attain profitable operations.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  Management believes they can raise the appropriate funds needed to support their business plan.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 – OTHER ASSETS

Due from Edelweiss Investment, AG

During the year ended April 30, 2008 the Company loaned $317,385 to Edelweiss Investment AG in support of the BrazilMasters94 project. They organize gala soccer matches between a team consisting of certain members of the Brazil national soccer team who won the World Cup in the United States in 1994 as well as several other well-known Brazilian players and national/international teams. The loan is secured by the personal guarantee of a principal of the club.

Due from Europlay Malta Ltd

During the year ended April 30, 2008 the Company advanced $788,787 cash to Europlay Malta Ltd. towards the acquisition of Europlay Malta Ltd. The technology held by Europlay will provide innovative low-stake games to be played on mobile telephones and the Internet.

Due from Der Greif

On March 11, 2008 CEL entered into a Tabling Contract (the “Contract”) with DER GREIF GmbH & Co., KG (“DG”), a German company located in Dusseldorf and specializing in the area of merchandising and event promotions, among other things.  Under the terms of the Contract, CEL was to acquire 51% of the issued and outstanding shares of DG for a total purchase price of $11,172,560 of which $425,572 has been paid in cash and the remaining $10,746,988 has been paid to DG in the form of 4,674,488 restricted shares of the Company’s common stock. The terms of the Contract were not met and the acquisition agreement has not completed.

The Company is taking the required business steps to recover the money’s advanced and the shares issued to DG. The Company’s management believes that the investment is secure in the expected future success of the Der Greif venture.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

On May 17, 2007 (“Record Date”) the Company declared and paid to all holders of  the Company’s common stock as of the Record Date, a common stock dividend of 3 shares (with par value of $.0001 per share) for each share of common stock held as of the Record Date.  The par value of the stock, issued as a dividend, was recorded to retained earnings.  A total of 42,525,000 shares of the Company’s common stock were issued in payment of the stock dividend.

On June 6, 2007, the Company entered into an Asset Purchase Agreement with Max S.A.  The Company acquired the Assets of Max S.A. in exchange for 11,280,774 shares of the Company’s common stock. The asset value of Max S.A. was undeterminable, and the par value of the Company stock was recorded to additional paid in capital.

On January 18, 2008 the Company issued 3,250,975 shares of common stock in exchange            for cash in the amount of $2,500,000 pursuant to a Stock Purchase Agreement.  The            Company also issued a total of 553,800 restricted shares of its common stock to            consultants for services rendered.  The shares issued to consultants were valued at            $1,384,500.

On March 19, 2008 the Company issued 3,250,975 shares of common stock in exchange            for cash in the amount of $2,500,000 pursuant to a Stock Purchase Agreement.

NOTE 7 - RELATED PARTY TRANSACTION

The Company owes the former sole director and President of the Company a total of $6,641.  There are no definite terms of repayment, no security guaranteeing repayment of the debt, nor is there any accruing interest.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to April 30, 2008 the Company deposited $2,000,000 for the issuance of  2,597,400 shares of common stock.

Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 31, 2007, the Registrant's principal accountant, MacKay, LLP, resigned its position as the principal accountants for the Company.

i) The resignation of the accountants was accepted by the Board of Directors July 31, 2007.

ii) For the period of inception to April 30, 2006, and during the interim period through January 31, 2007, there were no disagreements with MacKay, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that if such disagreement had not been resolved to the satisfaction of MacKay, LLP, would have caused MacKay, LLP to make a reference to the subject matter of the disagreement in connection with its report.

On August 7, 2007 the Company retained the services of Moore & Associates, Chartered, to act as its principal accountant. The Company has not consulted with the new accountants regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered, nor has it consulted the new accountant on any matter that was the subject of a disagreement.

The above information was submitted to the SEC in a Form 8-K filed on August 8, 2007.

Item 8A - Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended April 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

▪

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Based upon their assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended April 30, 2008.

Item 8B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported.

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

The name, address, age and position of our officers and director is set forth below:

Name and Address   Age        Position(s)

Mark Horrelt               43       CFO, CEO, Director

Mr. Horrelt has held his offices/positions since December 13, 2007 and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Background Information about Our Officers and Directors

Mark Horrelt, a Canadian national, currently sits on the Board of Directors of Anderson & Associate Lawyers, Spain. Most recently, he has acted as the interim CEO of a midsized information technology company to secure a manufacturing and online gaming agreement in China. Formerly, Mr. Horrelt was managing Director of Knoops & Horrelt International Law in The Hague. He has a Master degree in Public International Laws from the University of Leiden where he worked under the supervision of Professor John Dugard of The International Law Commission, and is an alumnus of The Hague Academy of International Law. He also has a degree in Commerce from St. Mary's University, Canada, and he began his career working as a commodities broker in Toronto before moving on to the financial markets in London. He was later drawn to the world of human rights and humanitarian aid and worked long term as Project Co-ordinator for Medecins sans Frontieres in Somalia and Sudan under conditions of famine and civil war. He also acted as Chief Negotiator to facilitate emergency medical relief in those countries. Among other things he has worked as a consultant for aid organizations and as Director of Corporate Fund Raising for Save the Children. Notably, Mr. Horrelt has been legal advisor in a case before the International Criminal Tribunal for Rwanda and the International Criminal Tribunal for the Former Yugoslavia.

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

Item 10 - Executive Compensation

On February 1, 2008 the Company entered into a Management Agreement with Mr. Mark Horrelt.  Mr. Horrelt was appointed as the new CEO on December 13, 2007.  Under the terms of the Agreement, Mr. Horrelt will serve as CEO for a period of one year from the effective date of the Agreement (January 1, 2008) and shall receive monthly compensation of $10,000 cash and 5,000 restricted shares of the Company’s common stock.  Additionally, Mr. Horrelt was granted an option to purchase up to 100,000 registered shares of the Company’s common stock.  The option will expire on January 1, 2010.  The exercise price shall be determined at the time of exercise by the Board of Directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-

sation Earnings	All Other Compen-sation	Mark Horrelt	2008	0	$40,000	20,000* shares	100,000 shares	0
0	0	Daniel Kilian**	2007	0	0	0	0	0
0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Mark Horrelt	100,000	0	0	To be determined	Jan 1, 2010	100,000	unknown	0	0
Daniel Kilian*	0	0	0	0	0	0	0	0	0

EXECUTIVE COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation
Mark Horrelt	$40,000	20,000 shares	100,000 shares	0	0	0

Daniel Kilian	0	0	0	0	0	0

*Shares owed to Mr. Horrelt were earned but not yet issued

**Mr. Daniel Killian resigned his positions as officer and director of the Company on December 13, 2007.

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

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class(2)
Common	Anthony Tai	40,000,000	50.18%
Common	Panamerica Capital Group	4,600,000	5.77%
Common	Mark Horrelt	20,000*
Common	All directors and executive officers as a group (1)	20,000*
*not yet issued

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

31.1 Rule 13a-14(a)/15d-14(a) Certification

32.1 Section 1350 Certification

* Included in our SB-2 filing under Commission File Number 333-136134

Item 14 - Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2007: $ 10,000

2008: $ 5,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2007: $ 0

2008: $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2007: $ 0 Nature of Services: None (see note below)

2008: $ 0 Nature of Services: None (see note below)

Preparation of the Company's corporate tax return for the fiscal year ended April 30, 2008 is currently underway.  Preparation of the corporate tax return S for the period ended April 30, 2006 was not performed by the principal accountant.

All Other Fees:

2007: $ 0.00

2008: $ 0.00

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

September 10, 2008

Cyclon Capital Corp.

By:

/s/ Mark Horrelt

Mark Horrelt, Chief Executive Officer

and Principal Executive Officer