Form 10-Q
period 2008-07-31
CYCLON CAPITAL CORP.
filed 2008-09-22
CIK 1366309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act..

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes  [    ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2008 the Company had 82,308,415 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ]      No [X]

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                  Consolidated Balance Sheets

4

                  Consolidated Statements of Operations

5

                  Consolidated Statements of Cash Flows

6

                  Notes to Consolidated Financial Statements

7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Plan of Operations

8

                  Liquidity and Capital Resources

9

                  Special Note Regarding Forward Looking Statements

9

 ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

10

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

 ITEM 5.  OTHER INFORMATION

10

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

10

SIGNATURES

11

CERTIFICATIONS

12

PART I - FINANCIAL INFORMATION

The interim Financial Statements of the Company, prepared without audit and required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, the interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at April 30, 2008.

Item 1. Interim Financial Statements

CYCLON CAPITAL CORPORATION

 (A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31 2008	April 30 2008
	unaudited
ASSETS
CURRENT ASSETS
Cash	$184,032	$3,160
Total current assets	184,032	3,160

Due from Martial Arts Xtreme	153,373	-
Due from Edelweiss Investment, AG	317,385	317,385
Due from Europlay Malta Ltd	788,787	788,787
Due from Der Greif	425,572	425,572

TOTAL ASSETS	$1,869,149	$1,534,904

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,641	$11,641

Total current liabilities	11,641	11,641

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized 200,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding 82,308,415 shares of common stock	8,231	7,971
(comparative period 79,711,012)
Additional paid-in capital	19,152,307	17,152,567
Subscription receivable	(10,746,988)	(10,746,988)
Deficit accumulated during the development stage	(6,556,042)	(4,890,287)

Total stockholders’ equity	1,857,508	1,523,263

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,869,149	$1,534,904

The accompanying notes are an integral part of these financial statements

CYCLON CAPITAL CORPORATION

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2008 (Unaudited)	Three months ended July 31, 2007 (Unaudited)	Cumulative results of operations from August 26, 2005 (date of inception) to July 31, 2008 (Unaudited)

Event revenue	$-	$-	$192,220

Expenses
Event costs	-	-	786,196
Project development costs	766,574	-	766,574
Professional fees	50,796	35,247	873,823
Public relations	73,219	-	73,219
Corporate reorganization	548,732	-	548,732
Consulting fees	-	-	191,378
Financial fees	-	-	1,384,500
Directors fees	10,000	-	10,000
Travel, meals, lodging	97,265	-	194,994
General and administration	119,169	17,333	213,403
	1,665,755	52,580	5,042,819

Net loss from operations	(1,665,755)	(52,580)	(4,850,599)

Other expenses:
Start-up costs relating to the set-up of the office in Germany	-	-	(1,309,900)
Write off of ‘e Lolly, AG’ – business to business lending web site	-	-	(395,543)

Net Loss for the period	$(1,665,755)	$(52,580)	$(6,556,042)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	80,961,011	67,980,774

The accompanying notes are an integral part of these financial statements

CYCLON CAPITAL CORPORATION

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three	Three	Cumulative results of operations from inception (August 26, 2005) to July 31, 2008
	months	months
	ended	ended
	July 31,	July 31,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(1,665,755)	$(52,580)	$(6,556,042)
Adjustment to reconcile net loss to net cash used in operating activities :
Non cash expense – common stock for services	-	-	1,384,500
Increase (decrease) in accounts payable	-	-	-
Increase in accrued liabilities	-	-	5,000

Net Cash Used In Operating Activities	(1,665,755)	(52,580)	(5,166,542)

Cash Flows From Investing Activities
Advances receivable	(153,373)	-	(1,685,117)

Net Cash Used in Investing Activities	(153,373)		(1,685,117)

Cash Flows From Financing Activities
Proceeds from sale of common stock	2,000,000	-	7,029,050
Related party advance	-	35,000	6,641

Net Cash Provided By Financing Activities	2,000,000	35,000	7,035,691

Net Increase (Decrease) In Cash	180,872	(17,580)	184,032

Cash, Beginning Of Period	3,160	156	-

Cash, End Of Period	$184,032	$5,643	$184,032

 Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

CYCLON CAPITAL CORPORATION

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cyclon Capital Corporation (the "Company") is in the development stage and was organized as Eastern Exploration Company to engage in the business of natural resource exploration in the Province of Newfoundland, Canada.

Eastern Exploration Company entered into an asset purchase agreement with Max Entertainment Holdings SA and on June 6, 2007 the Company changed its name to Max Entertainment Holdings Inc.

On December 6, 2007 the Company changed its name to Cyclon Capital Corporation.

To date the Company's activities have been organizational, directed at acquiring a principal asset, raising initial capital, and developing its technology and business plan.

The Company held an option to purchase 100% undivided interest in a mining claim in the Ship Harbour Claim Block, Port Hope Simpson Area in Eastern Labrador, Newfoundland, Canada.                                                          On May 31, 2007 the option agreement terminated and the Company no longer had the property, Ship Harbour Claim Block, Port Hope Simpson Area in Eastern Labrador, Newfoundland, Canada with no further obligation from the Company.

Principles of consolidation

The consolidated financial statements include the accounts of the Company's wholly owned subsidiary, Cyclon Entertainment, LLC, a Malta Corporation.

Going concern

              The Company commenced operations on August 26, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to July 31, 2008 in the amount of $6,556,042. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of a Private Placement and loans from shareholders. As of July 31, 2008 the Company had issued 82,308,415 shares of the common stock in the capital of the Company and had received proceeds of $7,029,050.

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

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to busines planning and development, as well as allocating a substantial portion of their time and investment in bringing their product(s)/services to the market, and the raising of capital.

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

At July 31, 2008 the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

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

As of July 31, 2008 the Company had net operating losses carried forward. Due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the losses carried forward.

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

2008

2007

        Numerator:

Net loss

                  $1,665,755     $52,580

Denominator:

Weighted average number of shares issued   80,961,011     67,980,774

Earnings (loss) per share

     $(0.02)            $(0.00)

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred substantial net losses to July 31, 2008 and has no revenue stream to support itself. This raises doubt about the Company’s ability to continue as a going concern.

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

Due from Martial Arts Xtreme

The Company has advanced $153,373 for the development of extreme martial arts as a spectator sport in furtherance of the Company’s overall business development.

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

In May, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of common stock.

In June, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of common stock.

NOTE 7 - RELATED PARTY TRANSACTION

The Company owes the former sole director and President of the Company a total of $6,641.  There are no definite terms of repayment, no security guaranteeing repayment of the debt, nor is there any accruing interest.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, are included herein and in our other filings with the SEC.

Results of Operations

We have generated no revenues during the quarter ended July 31, 2008 and $nil revenues during the comparative quarter ended July 31, 2007. During the quarter ended July 31, 2008 we incurred $1,665,755 in expenses and have incurred $52,580 in expenses during the comparative quarter ended July 31, 2007.

The following table provides selected financial data for the quarter ended July 31, 2008.

Balance Sheet Data: 7/31/07

Cash                                  $184,032

Total liabilities                  $11,641

Shareholders' equity          $1,857,508

Cash provided by financing activities for the quarter ended July 31, 2008 was $2,000,000 compared to $35,000 provided by financing activities for the quarter ended July 31, 2007.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. With the exception of the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here.

We are a start-up development-stage corporation and have not yet generated or realized any revenues from our business operations.

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

Accordingly, we may have to raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. As of July 31, 2008 we had cash on hand of $184,032. This may not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

Over the course of the next twelve months Cyclon Capital intends to implement the following portions of its plan of business development and operations: more fully develop the relationship with G4; explore potential additional alliances and/or business combinations with other entertainment and/or martial arts related companies; organize, promote and manage in excess of ten (10) mixed martial arts events throughout Europe; organize, promote and manage a "Martial Arts X-treme Championship" event; assemble, train and manage a stable of MAX fighters; develop a MAX collection of sportswear and casual clothing to be marketed through an "online" marketplace and also to be sold in gyms; broadcast MAX events via Max Entertainment's websites located at www.max-holdings.com and www.maxfighters.com; license, to gyms, Max Entertainment's marks and other intellectual property; begin development of a MAX computer/video game product; and to start developing a "Martial Arts X-treme" television reality show.

The plan of operations set forth above is intended to broaden the scope of Cyclon Capital's exposure through the increased development, promotion and management of MAX events, merchandise and multi-media offerings. The intended effect is to increase Cyclon Capital's revenues across a broader spectrum of events, products and licensing opportunities. The anticipated increase in revenues will in turn allow Cyclon Capital to further expand its offerings of products and events across a broader geographic market.

If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Cyclon Capital.

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

As of July 31, 2008 our total current assets were $184,032 and our total current liabilities were $11,641.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $6,556,042 from inception to July 31, 2008. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at July 31, 2008 we had working capital of $172,391. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

The Company has no off balance-sheet arrangements.

PART II — OTHER INFORMATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mark Horrelt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008 our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended July 31, 2008 nor did the Company commence any lawsuits during the same period.

ITEM 2.  Changes in Securities and Use of Proceeds

During the three months ended July 31, 2008 the Company issued the following securities:

- In May, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of common stock.

- In June, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of common stock.

Use of Proceeds:  business development

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

ITEM 5. Subsequent Events

None.

ITEM 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None.

Exhibits

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

CYCLON CAPITAL CORPORATION

September 17, 2008

/s/Mark Horrelt

Date

Mark Horrelt,

President, Chief Executive Officer, Principal Financial Officer