Form 10-Q
period 2008-10-31
CYCLON CAPITAL CORP.
filed 2008-12-19
CIK 1366309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-103621

CYCLON CAPITAL CORP.

Delaware	333-11714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue, 15th Floor

New York, NY   10022

(Address of principal executive offices including Zip Code)

(212) 231-8406
(Issuer’s telephone number, including area code)

 Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”,

“accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]Large accelerated filer [ ]Accelerated filer [ ]Non-accelerated filer

[X]Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2008 the Company had 84,336,792 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Cyclon Capital Corporation

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31 2008	April 30 2008
	unaudited
ASSETS
CURRENT ASSETS
C Cash	$12,348	$3,160
Total current assets	12,348	3,160

System programs and licensing rights	850,000	-
Due from Martial Arts Xtreme	153,373	-
Due from Edelweiss Investment, AG	317,385	317,385
Due from Europlay Malta Ltd	788,787	788,787
Due from Der Greif	425,572	425,572

TOTAL ASSETS	$2,547,465	$1,534,904

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
A Accounts payable and accrued liabilities	$11,641	$11,641

Total current liabilities	11,641	11,641

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Au Authorized 200 200,000,000 shares of common stock, $0.0001 par value,
Iss Issued and outstanding 84,336,792 shares of common stock	8,434	7,971
(comparative period 79,711,012)
A Additional paid-in capital	20,152,104	17,152,567
Subscription receivable	(10,746,988)	(10,746,988)
Deficit accumulated during the development stage	(6,877,726)	(4,890,287)

Total stockholders’ equity	2,535,824	1,523,263

T TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,547,465	$1,534,904

The accompanying notes are an integral part of these condensed financial statements

Cyclon Capital Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended		August 26, 2005
					(Inception)
	October 31	October 31	October 31	October 31	to
	2008	2007	2008	2007	October 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ 192,220
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	192,220

OPERATING EXPENSES
Event costs	-	-	-	-	786,196
Project development costs	440,438	-	1,207,012	-	1,207,012
Professional fees	34,104	9,541	84,900	44,370	907,927
Public relations (refund)	(13,408)	-	59,811	-	59,811
Corporate reorganization (reallocation)	(325,000)	-	223,732	-	223,732
Consulting fees	-	-	-	-	191,378
Financial fees	-	-	-	-	1,384,500
Directors fees	35,000	-	45,000	-	45,000
Travel, meals, lodging	69,103	-	166,368	-	264,097
General and administration	81,447	85,432	200,616	96,543	294,850

Total Operating Expenses	321,684	94,973	1,987,439	140,913	5,364,503
LOSS BEFORE OTHER INCOME (EXPENSE)	(321,684)	(94,973)	(1,987,439)	(140,913)	(5,172,283)

OTHER INCOME (EXPENSE):
Start-up costs of office in Germany	-	(1,309,900)	-	(1,309,900)	(1,309,900)
Write off of ‘e Lolly, AG’ – b2b lending web site	-	-	-	-	(395,543)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(321,684)	(1,404,873)	(1,987,439)	(1,450,813)	(6,877,726)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (321,684)	$ (1,404,873)	$ (1,987,439)	$ (1,450,813)	$ (6,877,726)

BASIC AND DILUTED
LOSS PER SHARE	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	82,294,344	70,875,000	81,627,678	70,875,000

The accompanying notes are an integral part of these condensed financial statements

Cyclon Capital Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)
(Unaudited)
			August 26, 2005
	Six Months Ended		(Inception)
	October 31,	October 31,	to
	2008	2007	October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,987,439)	$(1,450,312)	$ (6,877,726)

Adjustments to reconcile net loss to net cash (used in)
operating activities:
Common stock issued for services	-	-	1,384,500
Changes in assets and liabilities
(Decrease) in accounts payable	-	1,384,500	5,000
Net cash used in operating activities	(1,987,439)	(65,812)	(5,488,226)

CASH FLOWS FROM INVESTING ACTIVITIES
System programs and licensing rights	(850,000)	-	(850,000)
Advances receivable	(153,373)	-	(1,685,117)

Net cash provided by (used in) investing activities	(1,003,373)	-	(2,535,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	3,000,000	-	8,029,050
Related party loan to company	-	75,100	6,641
Proceeds from related party loan to company

Net cash provided by financing activities	3,000,000	-	8,035,691

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,188	9,288	12,348

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	3,160	156	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$ 12,348	$ 9,444	$ 12,348

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Common stock issued for services	$ -	$ -	$ 1,384,500

The accompanying notes are an integral part of these condensed financial statements

Cyclon Capital Corporation

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2008

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

The Company held an option to purchase 100% undivided interest in a mining claim in the Ship Harbour Claim Block, Port Hope Simpson Area in Eastern Labrador, Newfoundland, Canada.                                                          On May 31, 2007 the option agreement terminated and the Company no longer had the property, with no further obligation from the Company.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s April 30, 2008 year end Form 10-K

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its’ wholly owned subsidiary, Cyclon Entertainment, LLC, a Malta Corporation. All intercompany balances and intercompany transactions have been eliminated on consolidation.

Going concern

              The Company commenced operations on August 26, 2005 and has a deficit accumulated to October 31, 2008 in the amount of $6,877,726. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of a Private Placement and loans from shareholders. As of October 31, 2008 the Company had issued 84,336,792 shares of the common stock in the capital of the Company and had received proceeds of $8,029,050.

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

As of October 31, 2008 the Company had net operating losses carried forward. Due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the losses carried forward.

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

2008

2007

       Numerator:

Net loss

                  $1,987,439     $1,450,312

Denominator:

Weighted average number of shares issued   81,627,678       70,875,000

Earnings (loss) per share

     $(0.02)            $(0.02)

As of October 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no Stock-based compensation has been has been recorded per SFAS No. 123R.

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

NOTE 4 – OTHER ASSETS

         System programs and licensing rights

         The Company has advanced $850,000 for the acquisition of computer programs and program licensing rights as part of its ongoing development of its business plan.

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

NOTE 5 - STOCKHOLDERS’ EQUITY

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

In August, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of  common stock.

NOTE 6 - RELATED PARTY TRANSACTION

The Company owes the former sole director and President of Eastern Exploration $6,641.  There are no definite repayment terms, no security or accruing interest and this amount is included in the Company’s accounts payable and accrued liabilities at October 31, 2008.

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

Results of Operations

We have generated no revenues during either the three months or six months ended October 31, 2008 and $nil revenues during the comparative periods ended October 31, 2007. During the six months ended October 31, 2008 we incurred $1,987,439 in expenses and have incurred $1,450,813 in expenses during the comparative period ended October 31, 2007.

The following table provides selected financial Balance Sheet data at October 31, 2008:

Cash                                  $12,348

 Total liabilities                  $11,641

 Shareholders' equity          $2,535,824

Cash provided by financing activities for the periods ended October 31, 2008 was $3,000,000 compared to $nil provided by financing activities for the periods ended October 31, 2007.

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

We are a start-up development-stage corporation and have not yet generated or realized any sustainable revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. That is because we have generated insufficient and non-sustainable revenues to date, and no further revenues are anticipated until we begin receiving income from our business plan, and there is no assurance that we will ever reach this point.

Accordingly, we have to raise sufficient capital from other sources. Our only other source for cash at this time is investments in us by others. As of October 31, 2008, we had cash on hand of $12,348. This may not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

Over the course of the next twelve months Cyclon Capital intends to implement the following portions of its plan of business development and operations: more fully develop the relationship with Europlay/Mowjow; explore potential additional alliances and/or business combinations with other entertainment, gaming or related companies and organize, promote  and develop Cyclon's marks and other intellectual property.

The plan of operations set forth above is intended to broaden the scope of Cyclon Capital's exposure through the increased development, promotion and management of the various companies into which the Company has invested.. The intended effect is to increase Cyclon Capital's revenues across a broader spectrum of events, products and licensing opportunities. The anticipated increase in revenues will in turn allow Cyclon Capital to further expand its offerings of products and events across a broader geographic market.

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

As of October 31, 2008 our total current assets were $12,348 and our total current liabilities were $11,641.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $6,877,726 from inception to October 31, 2008. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

ITEM 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mark Horrelt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008 our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2008.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended October 31, 2008 nor did the Company commence any lawsuits during the same period.

ITEM 2.  Changes in Securities and Use of Proceeds

During the six months ended October 31, 2008 the Company issued the following securities:

- In May, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of common stock.

- In June, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of common stock.

- In August, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of common stock.

Use of Proceeds:  business development

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

ITEM 5. Subsequent Events

None.

ITEM 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None.

Exhibits

Exhibit No.	Document	Location
31.1	Rule 13a-41(a)/15d-14(a) Certificate	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLON CAPITAL CORPORATION

December 18, 2008

/s/Mark Horrelt

Date

Mark Horrelt,

President, Chief Executive Officer,

Principal Financial Officer