Form 10-Q
period 2009-01-31
CYCLON CAPITAL CORP.
filed 2009-03-23
CIK 1366309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2009 the Company had 84,336,792 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes . [  ] No . [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Cyclon Capital Corporation

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31 2009	April 30 2008
	unaudited
ASSETS
CURRENT ASSETS
C Cash	$19,205	$3,160
Total current assets	19,205	3,160

OTHER ASSETS
System programs and licensing rights	850,000	-
Due from Martial Arts Xtreme	153,373	-
Due from Edelweiss Investment, AG	317,385	317,385
Due from Europlay Malta Ltd	788,787	788,787
Due from Der Greif	425,572	425,572

TOTAL ASSETS	$2,554,322	$1,534,904

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
A Accounts payable and accrued liabilities	$11,641	$11,641
Due to related party	19,000	-
Total current liabilities	30,641	11,641

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Au Authorized 200 200,000,000 shares of common stock, $0.0001 par value,
Iss Issued and outstanding 84,336,792 shares of common stock	8,434	7,971
(April 30, 2008: 79,736,012 shares issued)
A Additional paid-in capital	20,152,280	17,152,567
Subscription receivable	(10,746,988)	(10,746,988)
Deficit accumulated during the development stage	(6,890,045)	(4,890,287)

Total stockholders’ equity	2,523,681	1,523,263

T TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,554,322	$1,534,904

The accompanying notes are an integral part of these condensed financial statements

Cyclon Capital Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(With Cumulative Totals Since Inception)
(Unaudited)

	Three Months Ended		Nine Months Ended		August 26, 2005
					(Inception) to
	January 31	January 31	January 31	January 31	January 31
	2009	2008	2009	2008	2009

REVENUES	$ -	$ -	$ -	$ -	$ 192,220
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	192,220

OPERATING EXPENSES
Event costs	-	397,169	-	397,669	786,196
Project development costs	-	-	1,207,012	-	1,207,012
Professional fees	3,500	32,300	88,400	76,670	911,427
Public relations	-	-	59,811	-	59,811
Corporate reorganization	-	-	223,732	-	223,732
Consulting fees	-	-	-	-	191,378
Financial fees	-	-	-	1,384,500	1,384,500
Directors fees	-	-	45,000	-	45,000
Travel, meals, lodging	4,355	-	170,723	-	268,452
Office and general	4,464	212,158	205,080	233,289	299,314
Total Operating Expenses	12,319	641,627	1,999,758	2,092,128	5,376,822

LOSS BEFORE OTHER INCOME (EXPENSE)	(12,319)	(641,627)	(1,999,758)	(2,092,128)	(5,184,602)

OTHER INCOME (EXPENSE)
Start up costs of office in Germany	-	-	-	-	(1,309,900)
Write off of ‘e Lolly, AG’ web site	-	-	-	-	(395,543

NET LOSS BEFORE INCOME TAXES	(12,319)	(641,315)	(1,999,758)	(2,092,128)	(6,890,045)
Provision for income taxes	-	-	-	-	-

NET LOSS FOR THE PERIOD	$ (12,319)	$ (641,315)	$ (1,999,758)	$ (2,092,128)	$ (6,890,045)

BASIC AND DILUTED LOSS
PER SHARE	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	84,336,792	68,547,722	84,336,792	64,151,389

The accompanying notes are an integral part of these condensed financial statements

Cyclon Capital Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)
(Unaudited)
			August 26, 2005
	Nine Months Ended		(Inception)
	January 31,	January 31,	to
	2009	2008	January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,999,758)	$ (2,092,128)	$ (6,890,045)

Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation	-	3,193	-
Common stock issued for services	-	1,384,500	1,384,500

Changes in assets and liabilities
(Increase) in prepaid expenses	-	(40,992)	-
(Increase) decrease in deposits	-	(502,843)	-
(Increase) in notes receivable	-	(23,404)	-
Increase (decrease) in accrued liabilities	-	35,007	5,000
(Decrease) in accounts payable	-	38,490	-

Net cash used in operating activities	(1,999,758)	(1,198,177)	(5,500,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(21,725)	-
System programs and licensing rights	(850,000)	-	(850,000)
Advances receivable	(153,373)	-	(1,685,117)

Net cash provided by (used in) investing activities	(1,003,373)	(21,725)	(2,535,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	3,000,176	2,499,982	8,029,226
Proceeds from loans from vendors	-	173,427	-
Proceeds from related party loan to company	19,000	186,217	25,641

Net cash provided by financing activities	3,019,176	2,859,626	8,054,867

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,045	1,639,724	19,205

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	3,160	156	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$ 19,205	$ 1,639,880	$ 19,205

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:

Common stock issued for services	$ -	$ 1,384,500	$ 1,388,251

The accompanying notes are an integral part of these condensed financial statements

Cyclon Capital Corporation

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2009

NOTE 1 –

BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

Cyclon Capital Corporation (the "Company") is in the development stage and was organized as Eastern Exploration Company to engage in the business of natural resource exploration in the Province of Newfoundland, Canada. The Company held an option to purchase 100% undivided interest in a mining claim in the Ship Harbour Claim Block, Port Hope Simpson Area in Eastern Labrador, Newfoundland, Canada.                                                          On May 31, 2007 the option agreement terminated with no further obligation from the Company and the Company no longer had the property.

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

Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may ultimately differ from management's estimates and assumptions.

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

Going concern

The Company commenced operations on August 26, 2005 and has a deficit accumulated to January 31, 2009 in the amount of $6,890,045. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of private placements and loans from shareholders. As of January 31, 2009 the Company had issued 84,336,792 shares of common stock in the capital of the Company and had received proceeds of $8,029,226.

The Company’s business plan is to be an entertainment company focusing on planning, promoting and managing entertainment events, merchandising and the development of music, video, video games and other forms of electronic entertainment. The Company intends to use the potential of the internet and related technologies such as mobile phones, VOIP, online communities, TV and radio as the means to bring its entertainment concepts to market.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time to the raising of capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

As of January 31, 2009 the Company had net operating losses carried forward. Due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the losses carried forward.

Earnings (Loss) Per Share of Common Stock

Historical net losses per common share are computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (EPS) reflect the potential dilution by securities that could share in the earnings (losses) of the Company.  Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

                                                                                                                2009               2008

       Numerator:

    Net loss

            $1,999,758   $2,092,128

       Denominator: Weighted average number of shares issued     84,336,792   64,151,389

Earnings (loss) per share

    $(0.02)           $(0.03)

As of January 31, 2009 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded per SFAS No. 123R.

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

For the Company’s fiscal year ended April 30, 2008 the provision for income taxes was $0.00.

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

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

On May 17, 2007 (“Record Date”) the Company declared and paid to all holders of the Company’s common stock as of the Record Date, a common stock dividend of 3 shares (with par value of $0.001 per share) for each share of common stock held as of the Record Date.  The par value of the stock, issued as a dividend, was recorded to retained earnings.  A total of 42,525,000 shares of the Company’s common stock were issued in payment of the stock dividend.

On June 6, 2007, the Company entered into an Asset Purchase Agreement with Max S.A.  The Company acquired the Assets of Max S.A. in exchange for 11,280,774 shares of the Company’s common stock. The asset value of Max S.A. was undeterminable, and the par value of the Company stock was recorded to additional paid in capital.

On January 18, 2008 the Company issued 3,275,975 shares of common stock in exchange for cash in the amount of $2,500,000 pursuant to a Stock Purchase Agreement.  The Company also issued a total of 553,800 restricted shares of its common stock to consultants for services rendered.  The shares issued to consultants were valued at $1,384,500.

On March 19, 2008 the Company issued 3,250,975 shares of common stock in exchange for cash in the amount of $2,500,000 pursuant to a Stock Purchase Agreement.

On April 9, 2008 the Company issued 4,674,488 shares of the Company’s common stock valued at $10,746,988 to acquire DG (note 4).

In May, 2008 the Company deposited $1,000,000 for the issuance of 1,298,700 shares of common stock.

In June, 2008 the Company deposited $1,000,000 for the issuance of 1,302,080 shares of common stock.

In August, 2008 the Company deposited $1,000,000 for the issuance of 2,000,000 shares of common stock.

NOTE 6 - RELATED PARTY TRANSACTION

The Company owes the former sole director and President of Eastern Exploration $6,641.  There are no definite repayment terms, no security or accruing interest and this amount is included in the Company’s accounts payable and accrued liabilities at January 31, 2009.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

We have generated no revenues since inception and have incurred $1,999,758 in expenses during the nine months ended January 31, 2009 (nine months ended January 31, 2008: $2,092,128).

The following table provides selected financial data about the Company for the quarters ended January 31:

Balance Sheet Data

2009

2008

Cash

$     19,205

$1,639,880

Total assets

$2,554,322

$2,225,651

Total liabilities

$     30,641

$   444,281

Stockholders' equity

$2,523,681

$1,781,370

Cash provided by financing activities for the nine months ended January 31, 2009 was $3,019,176 (nine months ended January 31, 2008 cash provided was $2,859,626).

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as: statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form    10-Q. The Company's actual results could differ materially from those discussed here.

We are a development-stage corporation and have not yet generated or realized any material or ongoing revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. That is because we have not generated any significant revenues to date, no revenues are anticipated until we begin receiving income from our business plan and there is no assurance that we will ever reach this point.

Accordingly, we may have to raise additional capital from third-party sources. Until and unless we begin generating revenues from operations, our only other source for cash at this time would be to sell additional securities or obtain loans from third parties.  There is no guarantee the Company would be able to successfully sell its securities or obtain debt financing on terms acceptable and/or beneficial to the Company. As of January 31, 2009, we had cash on hand of $19,205. This may not enable us to fund operations for the next twelve months; if we are unable to generate enough revenues to cover our expenses, we may be forced to seek alternate sources to fund our operations.

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

On October 22, 2007, the Company entered into a Stock Purchase Agreement with Europlay, Ltd., a Malta corporation ("Europlay") and Andreas Christensen ("Christensen"). On February 20, 2008, the Parties agreed to amend the provisions under the Agreement.  Under the terms of the Agreement, as amended, and conditioned on the Company's due diligence, the Company will acquire from Europlay and Christenson 100% of the issued and outstanding shares of the capital stock of Europlay. In consideration for these shares, Cyclon has paid $788,787 to date.  The Company has agreed to make the following payments in further consideration of the acquired shares:                                                                                                                                                 - 112,500€ on or before August 1, 2008, which has not been paid; and                                                                                                      - 112,500€ on or before December 20, 2008, which has not been paid;

Upon closing of the Agreement, the Company will issue 1 million shares of the Company’s common stock to the shareholders of Europlay, pursuant to the terms thereof.

The technology, to be acquired as a part of the Europlay transaction, will provide unique, modern and innovative low-stake games to be played on mobile telephones and the Internet. Cyclon will provide investment into Europlay, as well as add to the management executive leadership focussing on quality and innovation. Cyclon and Europlay believe that this market can be developed  and that a combination of these two companies will ensure a position in this growing industry.

For more information on Europlay, interested people can visit their website www.europlay.com.

If the Company is unable to meet its needs for cash, then we may be unable to continue, develop, or expand our operations.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbal or in writing, between its officers and directors and Cyclon.

If we are unable to pay for our expenses because we do not have enough money, we may be forced to cease active operations until we are able to secure additional financing. If we cannot or do not secure additional financing we may be forced to cease active business operations.

We do not intend to hire any employees at this time.

Limited Operating History: Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any significant revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services, supplies, and equipment.

We have no assurance that future financing will be available to us on acceptable terms, if at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

As of the date of this filing we are still in the development stage and therefore have not generated any significant revenues.

As of January 31, 2009 our total assets were $2,554,322, our total liabilities were $30,641 and our deficit from operations was $6,890,045.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $6,890,045 from inception to January 31, 2009. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities. At January 31, 2009, we had a working capital deficit of $11,436. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLON CAPITAL CORP.

March 23, 2009

/s/ Helen S. Siwak

Date

Helen S. Siwak, Chief Executive Officer, and

                           Chief Financial Officer